Form 10-Q
period 2018-06-30
Retail Value Inc.
filed 2018-08-10
CIK 1735184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-38517

RETAIL VALUE INC.

(Exact name of registrant as specified in its charter)

Ohio	82-4182996
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3300 Enterprise Parkway, Beachwood, Ohio 44122

(Address of principal executive offices - zip code)

(216) 755-5500

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2018, the registrant had 18,465,046 outstanding common shares, $0.10 par value per share.

Retail Value Inc.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED June 30, 2018

Retail Value Inc.

COMBINED BALANCE SHEETS

(Unaudited, In thousands)

	June 30, 2018	December 31, 2017
Assets
Land	$689,386	$717,584
Buildings	1,813,456	1,932,495
Fixtures and tenant improvements	196,539	195,138
	2,699,381	2,845,217
Less: Accumulated depreciation	(720,103)	(699,288)
	1,979,278	2,145,929
Construction in progress	20,663	4,656
Total real estate assets, net	1,999,941	2,150,585
Cash and cash equivalents	22,110	8,283
Restricted cash	73,276	35
Accounts receivable, net	33,844	33,336
Property insurance receivable	49,202	60,293
Intangible assets	54,525	67,495
Other assets, net	8,663	6,575
	$2,241,561	$2,326,602
Liabilities and Equity
Parent Company unsecured debt	$—	$813,308
Mortgage indebtedness	1,241,805	320,844
Total indebtedness	1,241,805	1,134,152
Accounts payable and other liabilities	120,448	101,986
Total liabilities	1,362,253	1,236,138
Commitments and contingencies (Note 8)
Redeemable preferred equity	190,000	—
Equity
RVI Predecessor equity	689,308	1,090,464
Total equity	689,308	1,090,464
	$2,241,561	$2,326,602

The accompanying notes are an integral part of these condensed combined financial statements.

Retail Value Inc.

COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, In thousands)

	Three Months
	Ended June 30,
	2018	2017
Revenues from operations:
Minimum rents	$51,366	$58,241
Percentage and overage rents	793	611
Recoveries from tenants	18,625	19,624
Other income	5,090	2,740
Business interruption income	3,100	—
	78,974	81,216
Rental operation expenses:
Operating and maintenance	12,531	12,568
Real estate taxes	9,677	9,517
Management fees	3,462	3,420
Impairment charges	15,060	—
Hurricane property loss	187	—
General and administrative	4,484	4,546
Depreciation and amortization	24,072	30,351
	69,473	60,402
Other expense:
Interest expense	(18,144)	(21,640)
Debt extinguishment costs	(1,970)	—
Transaction costs	(28,240)	—
Other expense, net	—	(1)
	(48,354)	(21,641)
Loss before tax expense	(38,853)	(827)
Tax expense	(4,082)	(148)
Loss from continuing operations	(42,935)	(975)
Gain on disposition of real estate, net	13,096	—
Net loss	$(29,839)	$(975)
Comprehensive loss	$(29,839)	$(975)

The accompanying notes are an integral part of these condensed combined financial statements.

Retail Value Inc.

COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, In thousands)

	Six Months Ended
	June 30
	2018	2017
Revenues from operations:
Minimum rents	$102,967	$116,194
Percentage and overage rents	1,870	1,479
Recoveries from tenants	37,345	40,095
Other income	7,952	5,003
Business interruption income	5,100	—
	155,234	162,771
Rental operation expenses:
Operating and maintenance	24,608	25,443
Real estate taxes	19,571	19,338
Management fees	6,819	6,972
Impairment charges	48,680	8,600
Hurricane property loss	868	—
General and administrative	7,638	11,042
Depreciation and amortization	50,144	60,529
	158,328	131,924
Other expense:
Interest expense	(37,584)	(44,909)
Debt extinguishment costs	(109,036)	—
Transaction costs	(33,325)	—
Other expense, net	(3)	(1)
	(179,948)	(44,910)
Loss before tax expense	(183,042)	(14,063)
Tax expense	(4,210)	(281)
Loss from continuing operations	(187,252)	(14,344)
Gain on disposition of real estate, net	13,096	447
Net loss	$(174,156)	$(13,897)
Comprehensive loss	$(174,156)	$(13,897)

The accompanying notes are an integral part of these condensed combined financial statements

Retail Value Inc.

COMBINED STATEMENT OF EQUITY

(Unaudited, In thousands)

RVI Predecessor (Deficit) Equity
Balance, December 31, 2017	$1,090,464
Net transactions with DDR	(227,000)
Net loss	(174,156)
Balance, June 30, 2018	$689,308

The accompanying notes are an integral part of these condensed combined financial statements.

Retail Value Inc.

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited, In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flow from operating activities:
Net loss	$(174,156)	$(13,897)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Depreciation and amortization	50,144	60,529
Amortization and write-off of above- and below- market leases, net	(928)	(5,119)
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	14,556	317
Gain on disposition of real estate	(13,096)	(447)
Impairment charges	48,680	8,600
Loss on debt extinguishment	97,077	—
Interest rate hedging activities	(4,538)	—
Assumption of building due to ground lease termination	(2,150)	—
Valuation allowance of prepaid taxes	3,991	—
Net change in accounts receivable	(4,664)	921
Net change in accounts payable and other liabilities	15,472	(3,525)
Net change in other operating assets	(1,556)	489
Total adjustments	202,988	61,765
Net cash flow provided by operating activities	28,832	47,868
Cash flow from investing activities:
Real estate improvements to operating real estate	(20,461)	(10,720)
Proceeds from disposition of real estate	100,347	—
Hurricane property insurance advance proceeds	20,193	—
Net cash flow provided by (used for) investing activities	100,079	(10,720)
Cash flow from financing activities:
Proceeds from Parent Company unsecured debt, net of discounts and loan costs	—	149,801
Repayment of Parent Company unsecured debt	(899,880)	(151,279)
Proceeds from mortgage debt	1,350,000	—
Repayment of mortgage debt	(421,344)	(5,193)
Payment of debt issuance costs	(32,755)	—
Net transactions with DDR	(37,864)	(24,800)
Net cash flow used for financing activities	(41,843)	(31,471)

Net increase in cash, cash equivalents and restricted cash	87,068	5,677
Cash, cash equivalents and restricted cash, beginning of period	8,318	11,024
Cash, cash equivalents and restricted cash, end of period	$95,386	$16,701

The accompanying notes are an integral part of these condensed combined financial statements.

Notes to Condensed Combined Financial Statements

1.	Nature of Business

On July 1, 2018, DDR Corp. (“DDR” or the “Manager”) completed the separation of Retail Value Inc., an Ohio corporation formed in December 2017 that owns and operates a portfolio of 48 real estate assets that included 36 continental U.S. assets and 12 Puerto Rico assets (collectively, “RVI” the “RVI Predecessor” or the “Company”), into an independent public company. RVI’s properties comprised 16 million square feet of gross leasable area (“GLA”) and are located in 17 states and Puerto Rico.

In connection with the separation from DDR, on July 1, 2018, the Company and DDR entered into a separation and distribution agreement (the “Separation and Distribution Agreement”), pursuant to which, among other things, DDR agreed to transfer properties and certain related assets, liabilities and obligations to RVI, and to distribute 100% of the outstanding common shares of RVI to holders of record of DDR’s common shares as of the close of business on June 26, 2018, the record date. On July 1, 2018, holders of DDR’s common shares received one common share of RVI for every ten shares of DDR common stock held on the record date.  In connection with the separation from DDR, DDR retained 1,000 shares of RVI’s series A preferred stock having an aggregate dividend preference equal to $190 million, which amount may increase by up to an additional $10 million depending on the amount of aggregate gross proceeds generated by RVI asset sales (Note 7).

On July 1, 2018, the Company and DDR also entered into an external management agreement which, together with various property management agreement, governs the fees, terms and conditions pursuant to which DDR will manage RVI and its properties.  DDR will provide RVI with day-to-day management, subject to supervision and certain discretionary limits and authorities granted by the RVI Board, and the Company is not expected to have any employees.  In general, either DDR or RVI may terminate the management agreements on December 31, 2019, or at the end of any six-month renewal period thereafter.  DDR and RVI also entered into a tax matters agreement which governs the rights and responsibilities of the parties following the separation from DDR with respect to various tax matters, and provides for the allocation of tax-related assets, liabilities and obligations.

The Company intends to elect to be treated as a Real Estate Investment Trust (“REIT”) for U.S. federal income tax purposes, commencing with the taxable year ending December 31, 2018, and intends to maintain its status as a REIT for U.S. federal income tax purposes in future periods.

Through June 30, 2018, the Company is operated as one segment, which owns, operates and finances shopping centers. The tenant base of the Company primarily includes national and regional retail chains and local retailers. Consequently, the Company’s credit risk is concentrated in the retail industry.

2.	Basis of Presentation

The accompanying historical condensed combined financial statements and related notes of the Company do not represent the balance sheet, statement of operations and cash flows of a legal entity, but rather a combination of entities under common control that have been “carved-out” of DDR’s consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All intercompany transactions and balances have been eliminated in combination. The preparation of these combined financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the combined financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

These combined financial statements reflect the revenues and direct expenses of the RVI Predecessor and include material assets and liabilities of DDR that are specifically attributable to the Company. RVI Predecessor equity in these combined financial statements represents the excess of total assets over total liabilities. RVI Predecessor equity is impacted by contributions from and distributions to DDR, which are the result of treasury activities and net funding provided by or distributed to DDR prior to the separation from DDR, as well as the allocated costs and expenses described below. The combined financial statements also include the consolidated results of certain of the Company’s wholly-owned subsidiaries, as applicable. All significant inter-company balances and transactions have been eliminated in consolidation.

The combined financial statements include the revenues and direct expenses of the RVI Predecessor. Certain direct costs historically paid by the properties but contracted through DDR include, but are not limited to, management fees, insurance, compensation costs and out-of-pocket expenses directly related to the management of the properties (Note 10). Further, the combined financial statements include an allocation of indirect costs and expenses incurred by DDR related to the Company, primarily consisting of compensation and other general and administrative costs that have been allocated using the relative percentage of property revenue of the Company and DDR management’s knowledge of the Company. In addition, the combined financial statements reflect interest expense on DDR unsecured debt, excluding debt that is specifically attributable to the Company (Note 5); interest expense was allocated by calculating the unencumbered net assets of each property held by the Company as a percentage of DDR’s total consolidated unencumbered net assets and multiplying that percentage by the interest expense on DDR unsecured debt. Included in the allocation of General and Administrative expenses for the six months ended June 30, 2018 and 2017, are employee separation charges aggregating $1.1 million and $3.7 million, respectively, related to DDR’s management transition and staffing reduction. The amounts allocated in the accompanying combined financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had the RVI Predecessor been a separate independent entity. DDR believes the assumptions underlying DDR’s allocation of indirect expenses are reasonable.

The Company will seek to realize value for its shareholders through operations and asset sales. However, these combined financial statements are presented on a going concern basis and, consequently, no adjustments to the combined financial statements have been made.

Unaudited Interim Financial Statements

These combined financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three and six months ended June 30, 2018 and 2017, are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the Company’s condensed combined financial statements and notes thereto included in Amendment No. 1 to the Company’s Form 10 filed with the Securities and Exchange Commission on June 14, 2018.

3.	Summary of Significant Accounting Policies

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Six Months
	Ended June 30,
	2018	2017
Accounts payable related to construction in progress	$10.1	$2.2
Receivable and reduction of real estate assets, net - related to hurricane	6.1	—
Assumption of building due to ground lease termination	2.2	—

New Accounting Standards Adopted

Revenue Recognition

On January 1, 2018, the Company adopted the new accounting guidance for Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective approach. The guidance has been applied to contracts that were not completed as of the date of the initial application. The core principle of this standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Most significantly for the real estate industry, leasing transactions are not within the scope of the new standard.  A majority of the Company’s tenant-related revenue is recognized pursuant to lease agreements and will be governed by the leasing guidance (Topic 842) and there are no material revenue streams within the scope of Topic 606.  The adoption of this standard did not have a material impact to the Company’s combined financial statements at adoption and for the six months ended June 30, 2018.

Real Estate Sales

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (“Topic 610”). Topic 610 provides that sales of nonfinancial assets, such as real estate, are to be recognized when control of the asset transfers to the buyer, which will occur when the buyer has the ability to direct the use of, or obtain substantially all of the remaining benefits from, the asset. This generally occurs when the transaction closes and consideration is exchanged for control of the asset. The Company adopted Topic 610 using the modified retrospective approach for contracts that are not completed as of the date of initial application. The adoption of this standard did not have a material impact to the Company’s combined financial statements.

New Accounting Standards to Be Adopted

Accounting for Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update govern a number of areas including, but not limited to, accounting for leases, replacing the existing guidance in ASC No. 840, Leases. Under this standard, among other changes in practice, a lessee’s rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. Other significant provisions of this standard include (i) defining the “lease term” to include the non-cancelable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease, (ii) defining the initial lease liability to be recorded on the balance sheet to contemplate only those variable lease payments that depend on an index or that are in substance “fixed,” (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits and (iv) a requirement to bifurcate certain lease and non-lease components. The lease standard is effective for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years), with early adoption permitted. The Company will adopt the standard using the modified retrospective approach for financial statements issued after January 1, 2019.

The Company is in the process of evaluating the impact that the adoption of ASU No. 2016-02 will have on its combined financial statements and disclosures. The Company has currently identified several areas within its accounting policies it believes could be impacted by the new standard, including where the Company is a lessor under its tenant lease agreements and a lessee under its ground leases. The Company may have a change in presentation on its combined statements of operations with regards to Recoveries from Tenants, which includes reimbursements from tenants for certain operating expenses, real estate taxes and insurance. The Company also has certain lease arrangements with its tenants for space at its shopping centers in which the contractual amounts due under the lease by the lessee are not allocated between the rental and expense reimbursement components (“Gross Leases”). The aggregate revenue earned under Gross Leases is presented as Minimum rents in the combined statements of operations. In July 2018, the FASB approved targeted improvements to the Leases standard that provides lessors with a practical expedient, by class of underlying asset, to avoid separating non-lease components from the lease component of certain contracts. Such practical expedient is limited to circumstances in which (i) the timing and pattern of transfer are the same for the non-lease component and the related lease component and (ii) the stand alone lease component would be classified as an operating lease if accounted for separately. The Company will elect the practical expedient which would allow the Company the ability to account for the combined component based on its predominant characteristics if the underlying asset meets the two criteria defined above.

In addition, the Company has ground lease agreements in which the Company is the lessee for land beneath all or a portion of the buildings at two shopping centers. Currently, the Company accounts for these arrangements as operating leases. Under the new standard, the Company will record its rights and obligations under these leases as a right of use asset and lease liability on its combined balance sheets. The Company is currently in the process of evaluating the inputs required to calculate the amount that will be recorded on its balance sheet for each ground lease. Lastly, this standard impacts the lessor’s ability to capitalize initial direct costs related to the leasing of vacant space. However, the Company does not believe this change regarding capitalization will have a material impact on its combined financial statements.

Accounting for Credit Losses

In June 2016, the FASB issued an amendment on measurement of credit losses on financial assets held by a reporting entity at each reporting date. The guidance requires the use of a new current expected credit loss ("CECL") model in estimating allowances for doubtful accounts with respect to accounts receivable, straight-line rents receivable and notes receivable. The CECL model requires that the Company estimate its lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the estimated net amounts expected to be collected. This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2019. The Company is in the process of evaluating the impact of this guidance.

4.	Other Assets and Intangibles

Other assets and intangibles consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Intangible assets:
In-place leases, net	$21,941	$28,779
Above-market leases, net	2,823	3,640
Lease origination costs, net	3,267	4,203
Tenant relationships, net	26,494	30,873
Total intangible assets, net(A)	$54,525	$67,495

Other assets:
Prepaid expenses, net(B)	$3,557	$6,247
Deposits	245	231
Other assets(C)	4,861	97
Total other assets, net	$8,663	$6,575

Accounts payable and other liabilities:
Below-market leases, net(A)	$(47,444)	$(53,399)
(A)	In the event a tenant terminates its lease prior to the contractual expiration, the unamortized portion of the related intangible asset or liability is written off.
(B)

Includes Puerto Rico prepaid tax assets of $4.0 million at December 31, 2017, net of a valuation allowance of $11.3 million. In connection with the separation from DDR, the remaining $4.0 million prepaid tax asset was written off to Tax Expense in the Company’s combined statements of operations.

(C)	Includes $4.8 million fair value of an interest rate cap at June 30, 2018, related to the $1.35 billion mortgage loan entered into in February 2018 in connection with the separation from DDR (Note 5).
5.	Indebtedness

Mortgages Payable

On February 14, 2018, certain wholly-owned subsidiaries of the Company entered into a mortgage loan with an initial aggregate principal amount of $1.35 billion. The borrowers’ obligations to pay principal, interest and other amounts under the mortgage loan are evidenced by certain promissory notes executed by the borrowers, which are referred to collectively as the notes, which are secured by, among other things: (i) mortgages encumbering the borrowers’ respective continental U.S. properties (a total of an initial 38 properties); (ii) a pledge of the equity of the Company’s subsidiaries that own the 12 Puerto Rico properties and a pledge of rents and other cash flows, insurance proceeds and condemnation awards in connection with the 12 Puerto Rico properties; and (iii) a pledge of any reserves and accounts of any borrower. Subsequent to closing, the originating lenders placed the notes into a securitization trust that issued and sold mortgage-backed securities to investors.

The loan facility will mature on February 9, 2021, subject to two one-year extensions at borrowers’ option conditioned upon, among other items, (i) an event of default shall not be continuing, (ii) in the case of the first one-year extension option, evidence that the Debt Yield (as defined and calculated in accordance with the loan agreement, but which is the ratio of net operating income of the continental U.S. properties to the outstanding principal amount of the loan facility) equals or exceeds 11% and the ratio of the outstanding principal amount of the notes to the value of the continental U.S. properties (based on appraisal values determined at the time of the initial closing) is less than 50%, and (iii) in the case of the second one-year extension option, evidence that the Debt Yield equals or exceeds 12% and the loan-to-value ratio is less than 45%.

The initial weighted-average interest rate applicable to the notes is equal to one-month LIBOR plus a spread of 3.15% per annum, provided that such spread is subject to an increase of 0.25% per annum in connection with any exercise of the first extension option and an additional increase of 0.25% per annum in connection with any exercise of the second extension option. Borrowers are required to maintain an interest rate cap with respect to the principal amount of the notes having (i) during the initial three-year term of the loan, a LIBOR strike rate equal to 3.0% and (ii) with respect to any extension period, a LIBOR strike rate that would result in a debt service coverage ratio of 1.20x based on the continental U.S. properties. Mortgage-backed securities securitized by the notes were sold by the lenders to investors at a blended rate (prior to exercise of any extension option) of one-month LIBOR plus a spread of 2.91% per annum; the spread paid by the Company increased to 3.15% per annum based on terms included in the originating lenders’ initial financing commitment to borrowers. Application of voluntary prepayments as described below may cause the weighted-average interest rate to increase over time.

The loan facility is structured as an interest only loan throughout the initial three-year term and any exercised extension options. As a result, so long as no Amortization Period (as described below) or event of default exists, any property cash flows available following payment of debt service and funding of certain required reserve accounts (including reserves for payment of real estate taxes, insurance premiums, ground rents, tenant improvements and capital expenditures), will be available to the borrowers to pay operating expenses and for other general corporate purposes. An Amortization Period will be deemed to commence in the event the borrowers fail to achieve a Debt Yield of 10.8% as of March 31, 2019, 11.9% as of September 30, 2019, 14.1% as of March 31, 2020 and 19.2% as of September 30, 2020. The Debt Yield as of February 14, 2018 was 9.8%. In the event an Amortization Period occurs, any property cash flows available following payment of debt service and the funding of certain reserve accounts (including the reserve accounts referenced above and additional reserves established for payment of approved operating expenses, DDR management fees, certain public company costs, certain taxes and the minimum cash portion of required REIT distributions) shall be applied to the repayment of the notes. During an Amortization Period, cash flow from the borrowers’ operations will only be made available to the Company to pay required REIT distributions in an amount equal to the minimum portion of required REIT distributions allowed by law to be paid in cash (20% as of June 30, 2018), with the remainder of required REIT distributions during an Amortization Period likely to be paid by the Company in shares of the Company’s common stock.

Subject to certain conditions described in the mortgage loan agreement, the borrowers may prepay principal amounts outstanding under the loan facility in whole or in part by providing (i) advance notice of prepayment to the lenders and (ii) remitting the prepayment premium described in the mortgage loan agreement. No prepayment premium is required with respect to any prepayments made after March 9, 2019. Additionally, no prepayment premium will apply to prepayments made in connection with permitted property sales. Each continental U.S. property has a portion of the original principal amount of the mortgage loan allocated to it. The amount of proceeds from the sale of an individual continental U.S. property required to be applied towards prepayment of the notes (i.e., the property’s “release price”), will depend upon the Debt Yield at the time of the sale as follows:

•	if the Debt Yield is less than or equal to 12.0%, the release price is the greater of (i) 100% of the property’s net sale proceeds and (ii) 110% of its allocated loan amount;
•	if the Debt Yield is greater than 12.0% but less than or equal to 15.0%, the release price is the greater of (i) 90% of the property’s net sale proceeds and (ii) 105% of its allocated loan amount; and
•	if the Debt Yield is greater than 15.0%, the release price is the greater of (i) 80% of the property’s net sale proceeds and (ii) 100% of its allocated loan amount.

To the extent the net cash proceeds from the sale of a continental U.S. property that are applied to repay the mortgage loan exceed the amount specified in applicable clause (ii) above with respect to such property, the excess may be applied by the Company as a credit against the release price applicable to future sales of continental U.S. properties.

Once the aggregate principal amount of the notes is less than $270.0 million, 100% of net proceeds from the sales of continental U.S. properties must be applied towards prepayment of the notes. Properties in Puerto Rico do not have allocated loan amounts or minimum release prices; all proceeds from sales of Puerto Rico properties are required to be used to prepay the notes, except that borrowers can obtain a release of all of the Puerto Rico properties for a minimum release price of $350.0 million.

Voluntary prepayments made by the borrowers (including prepayments made with proceeds from asset sales) up to $337.5 million in the aggregate will be applied ratably to the senior and junior tranches of the notes. All other prepayments (including prepayments made with property cash flows following commencement of any Amortization Period) will be applied to tranches of notes (i) absent an event of default, in descending order of seniority (i.e., such prepayments will first be applied to the most senior tranches of notes) and (ii) following any event of default, in such order as the loan servicer determines in its sole discretion. As a result, the Company expects that the weighted average interest rate of the notes will increase during the term of the loan facility.

In the event of a default, the contract rate of interest on the notes will increase to the lesser of (i) the maximum rate allowed by law, or (ii) the greater of (A) 4% above the interest rate otherwise applicable and (B) the Prime Rate (as defined in the mortgage loan) plus 1.0%. The notes contain other terms and provisions that are customary for instruments of this nature. In addition, the Company executed a certain environmental indemnity agreement and a certain guaranty agreement in favor of the lenders under which the

Company agreed to indemnify the lenders for certain environmental risks and guaranty the borrowers’ obligations under the exceptions to the non-recourse provisions in the mortgage loan agreement. The mortgage loan agreement includes representations, warranties, affirmative and restrictive covenants and other provisions customary for agreements of this nature. The mortgage loan agreement also includes customary events of default, including, among others, principal and interest payment defaults, and breaches of affirmative or negative covenants; the mortgage loan agreement does not contain any financial maintenance covenants. Upon the occurrence of an event of default, the lenders may avail themselves of various customary remedies under the loan agreement and other agreements executed in connection therewith or applicable law, including accelerating the loan facility and realizing on the real property collateral or pledged collateral.

The proceeds from the loan were used to repay all of the Company’s outstanding mortgage indebtedness and Parent Company unsecured debt. In connection with the repayment of debt, the Company incurred $107.1 million of aggregate debt extinguishment costs. Included in this amount, are $70.9 million of make-whole premiums incurred related to the repayment of the Parent Company unsecured debt, $20.3 million of make-whole premiums incurred related to the repayment of the mortgage indebtedness, as well as the write off of unamortized deferred financing costs and the cost of a treasury rate lock.

At June 30, 2018, the mortgage balance outstanding was $1.27 billion. This mortgage was assumed in connection with the separation from DDR on July 1, 2018.

Allocated Parent Company Interest

Included in interest expense was $4.4 million for the three and six months ended June 30, 2018 and $8.3 million and $16.5 million, respectively, for the three and six months ended June 30, 2017 of interest expense on DDR’s unsecured debt, excluding debt that was specifically attributable to RVI.  Interest expense was allocated by calculating the unencumbered net assets of each property held by RVI as a percentage of DDR’s total consolidated unencumbered net assets and multiplying that percentage by the interest expense on DDR unsecured debt (Note 2).

6.	Financial Instruments and Fair Value Measurements

The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

Cash and Cash Equivalents, Restricted Cash, Accounts Receivable and, Accounts Payable and Other Liabilities

The carrying amounts reported in the Company’s combined balance sheets for these financial instruments approximated fair value because of their short-term maturities.

Debt

The fair market value of the Parent Company unsecured debt is determined using the trading price of DDR’s public debt. The fair market value for all other debt is estimated using a discounted cash flow technique that incorporates future contractual interest and principal payments and a market interest yield curve with adjustments for duration, optionality and risk profile, including the Company’s non-performance risk and loan to value. The Company’s Parent Company unsecured debt and all other debt are classified as Level 2 and Level 3, respectively, in the fair value hierarchy.

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.

Debt instruments with carrying values that are different than estimated fair values are summarized as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Parent Company unsecured debt	$—	$—	$813,308	$841,440
Mortgage indebtedness	1,241,805	1,271,963	320,844	329,161
	$1,241,805	$1,271,963	$1,134,152	$1,170,601

Interest Rate Cap

In March 2018, the Company entered into a $1.35 billion interest rate cap, in connection with entering into the mortgage loan (Note 5). At June 30, 2018, the notional amount of the interest rate cap was $1.27 billion.  The fair value of the interest rate cap was $4.8 million at June 30, 2018, and was included in Other Assets. Changes in fair value are marked-to-market to earnings in Other Income (Expense). For the three and six months ended June 30, 2018, the Company recorded income of $0.4 million and $0.2 million, respectively.  The Company did not elect to apply hedge accounting related to the interest rate cap and has applied the guidance under economic hedging. As such, the Company has elected the policy to classify cash flows related to an economic hedge following the cash flows of the hedged item.

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements. The valuation of this instrument was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. The Company determined that the significant inputs used to value this derivative fell within Level 2 of the fair value hierarchy. To accomplish this objective, the Company generally uses interest rate instruments as part of its interest rate risk management strategy. The Company is exposed to credit risk in the event of non-performance by the counterparties. The Company believes it mitigates its credit risk by entering into these arrangements with major financial institutions. The Company continually monitors and actively manages interest costs on it variable-rate debt portfolio and may enter into additional interest rate positions or other derivative interest rate instruments based on market conditions. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.

7.	Preferred Stock

On June 30, 2018, the Company issued 1,000 shares of its series A preferred stock (the “RVI Preferred Shares”) to DDR, which are noncumulative and have no mandatory dividend rate.  The RVI Preferred Shares rank, with respect to dividend rights, and rights upon liquidation, dissolution or winding up of the Company, senior in preference and priority to the Company’s common shares and any other class or series of the Company’s capital stock.  Subject to the requirement that the Company distribute to its common shareholders the minimum amount required to be distributed with respect to any taxable year in order for the Company to maintain its status as a REIT and to avoid U.S. federal income taxes, the RVI Preferred Shares will be entitled to a dividend preference for all dividends declared on the Company’s capital stock at any time up to a “preference amount” equal to $190 million in the aggregate, which amount may increase by up to an additional $10 million if the aggregate gross proceeds of the Company’s asset sales subsequent to July 1, 2018 exceeds $2.0 billion. Notwithstanding the foregoing, the RVI Preferred Shares are only entitled to receive dividends when, as and if declared by the Company’s board of directors and the Company’s ability to pay dividends is subject to any restrictions set forth in the terms of its indebtedness.  Upon payment to DDR of aggregate dividends on the RVI Preferred Shares equaling the maximum preference amount of $200 million, the RVI Preferred Shares are required to be redeemed by the Company for $1.00 per share.

Subject to the terms of any of the Company’s indebtedness, and unless prohibited by Ohio law governing distributions to stockholders, the RVI Preferred Shares must be redeemed upon (i) the Company’s failure to maintain its status as a REIT, (ii) any failure by the Company to comply with the terms of the RVI Preferred Shares or (iii) the consummation of any transaction (including, without limitation, any merger or consolidation) the result of which is that the Company sells, assigns, transfers, conveys or otherwise disposes of all or substantially all of its properties or assets, in one or more related transactions, to any person or entity or any person or entity, directly or indirectly, becomes the beneficial owner of 40% or more of the Company’s common shares, measured by voting power. The RVI Preferred Shares also contain restrictions on the Company’s ability to invest in joint ventures, acquire assets or properties, develop or redevelop real estate or make loans or advances to third parties.

The Company may redeem the RVI Preferred Shares, or any part thereof, at any time at a price payable per share calculated by dividing the number of RVI Preferred Shares outstanding on the redemption date into the difference of (x) $200 million minus (y) the aggregate amount of dividends previously distributed on the RVI Preferred Shares to be redeemed.  The RVI Preferred Stock is classified as Preferred Redeemable Equity outside of permanent Equity in the combined balance sheet due to the redemption provisions.

8.	Commitments and Contingencies

Hurricane Loss

In 2017, Hurricane Maria made landfall in Puerto Rico. At June 30, 2018, the Company owned 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA. One of the 12 assets (Plaza Palma Real, consisting of approximately 0.4 million of Company-owned GLA) was severely damaged and is currently not operational, except for one anchor tenant and a few other tenants representing a minimal amount of Company-owned GLA. The other 11 assets sustained varying degrees of damage, consisting primarily of roof and HVAC system damage and water intrusion. With respect to the Company’s anchor spaces comprising greater than 25,000 square feet of GLA in Puerto Rico, 27, or 82% of such tenants, were open as of July 25, 2018, including all seven Walmart stores, a Sam’s Club, both Home Depot stores, all three Sears/Kmart stores and all five grocery stores (including Pueblo, Econo and Selectos Supermarket). Although some tenant spaces remain untenantable, as of July 25, 2018, 86% of the Company’s leased GLA in Puerto Rico was open for business, excluding Plaza Palma Real (or 82% including Plaza Palma Real).

The Company has engaged various consultants to assist with the damage scoping assessment. The Company continues to work with its consultants to finalize the scope and schedule of work to be performed. Restoration work is underway at all of the shopping centers, including Plaza Palma Real. The Company anticipates that repairs will be substantially complete at all 12 properties by the third quarter of 2019. The timing and schedule of additional repair work to be completed are highly dependent upon any changes in the scope of work, as well as the availability of building materials, supplies and skilled labor.

The Company maintains insurance on its assets in Puerto Rico with policy limits of approximately $330 million for both property damage and business interruption. The Company’s insurance policies are subject to various terms and conditions, including a combined property damage and business interruption deductible of approximately $6.0 million. The Company expects that its insurance for property damage and business interruption claims will include the costs to clean up, repair and rebuild the properties, as well as lost revenue. Certain continental-U.S.-based anchor tenants maintain their own property insurance on their Company-owned premises and are expected to make the required repairs to their stores. The Company is unable to estimate the impact of potential increased costs associated with resource constraints in Puerto Rico relating to building materials, supplies and labor. The Company believes it maintains adequate insurance coverage on each of its properties and is working closely with the insurance carriers to obtain the maximum amount of insurance recovery provided under the policies. However, the Company can give no assurances as to the amounts of such claims, timing of payments and resolution of the claims.

As of June 30, 2018, the estimated net book value of the property damage written off for damage to the Company’s Puerto Rico assets was $78.8 million. However, the Company continues to assess the impact of the hurricane on its properties, and the final net book value write-offs could vary significantly from this estimate. Any changes to this estimate will be recorded in the periods in which they are determined.

The Company’s Property Insurance Receivable was $49.2 million at June 30, 2018, which represents estimated insurance recoveries related to the net book value of the property damage written off, as well as other expenses, as the Company believes it is probable that the insurance recovery, net of the deductible, will exceed the net book value of the damaged property. The outstanding receivable is recorded as Property Insurance Receivable on the Company’s combined balance sheet as of June 30, 2018. The Company received an additional $20.2 million toward the property damage portion of its insurance claim in the second quarter.

The Company’s business interruption insurance covers lost revenue through the period of property restoration and for up to 365 days following completion of restoration. For the three and six months ended June 30, 2018, rental revenues of $2.8 million and $6.6 million, respectively, were not recorded because of lost tenant revenue attributable to Hurricane Maria that has been partially defrayed by insurance proceeds. The Company will record revenue for covered business interruption in the period it determines that it is probable it will be compensated. This income recognition criteria will likely result in business interruption insurance proceeds being recorded in a period subsequent to the period that the Company experiences lost revenue from the damaged properties. For the three and six months ended June 30, 2018, the Company received insurance proceeds of approximately $3.1 million and $5.1 million, respectively, related to business interruption claims, which is recorded on the Company’s combined statements of operations as Business Interruption Income.

Pursuant to the terms of the Separation and Distribution Agreement in connection with the separation from DDR, DDR will be entitled to insurance claim proceeds for unreimbursed restoration costs incurred through June 30, 2018, as well as business interruption losses for the same period.  Business interruption proceeds will continue to be recorded to revenue in the period that it is determined that DDR will be compensated.

Commitments and Guaranties

The Company has entered into agreements with general contractors related to its shopping centers aggregating commitments of approximately $20.6 million as of June 30, 2018.

9.	Impairment Charges

DDR’s senior management recorded impairment charges on assets included in RVI Predecessor based on the difference between the carrying value of the assets and the estimated fair market value of $48.7 million and $8.6 million for the six months ended June 30, 2018 and 2017, respectively.

The impairments recorded on eight assets during six months ended June 30, 2018 primarily were triggered by indicative bids received and changes in market assumptions due to the disposition process.  The impairments recorded during the three and six months ended June 30, 2017 primarily were triggered by changes in asset hold-period assumptions and/or expected future cash flows.

Items Measured at Fair Value on a Non-Recurring Basis

The valuation of impaired real estate assets and investments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each asset, as well as the income capitalization approach considering prevailing market capitalization rates, analysis of recent comparable sales transactions, actual sales negotiations and bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, the Company considers multiple valuation techniques when measuring fair value of real estate. However, in certain circumstances, a single valuation technique may be appropriate.

For operational real estate assets, the significant assumptions included the capitalization rate used in the income capitalization valuation as well as the projected property net operating income. These valuation adjustments were calculated based on market conditions and assumptions made by DDR at the time the valuation adjustments and impairments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change.

The following table presents information about the Company’s impairment charges on nonfinancial assets that were measured on a fair value basis for the six months ended June 30, 2018. The table also indicates the fair value hierarchy of the valuation techniques used by DDR to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
Long-lived assets held and used
June 30, 2018	$—	$—	$403.4	$403.4	$48.7

The following table presents quantitative information about the significant unobservable inputs used by DDR management to determine the fair value of non-recurring items (in millions):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range
Description	June 30, 2018	Valuation Technique	Unobservable Inputs	2018
Impairment of combined assets	$162.4	Indicative Bid(A)	Indicative Bid(A)	N/A
	241.0	Income Capitalization Approach	Market Capitalization Rate	7.4%-9.3%
(A)

Fair value measurements based upon indicative bids were developed by third-party sources (including offers and comparable sales values), subject to DDR’s corroboration for reasonableness. The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated fair values.

10.	Transactions with Parent Company

The following table presents fees and other amounts charged to the Company by DDR for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Management fees(A)	$3,462	$3,420	$6,819	$6,972
Leasing commissions(B)	982	—	982	—
Insurance premiums(C)	1,047	1,000	2,084	2,009
Maintenance services and other(D)	518	624	1,085	1,231
Disposition fees(E)	1,058	—	1,058	—
	$7,067	$5,044	$12,028	$10,212
(A)	Management fees are generally calculated based on a percentage of tenant cash receipts for each property pursuant to its property management arrangements.
(B)	Leasing commissions represent fees charged for the execution of the leasing of retail space. Leasing commissions are included within Operating and Maintenance on the combined statements of operations.
(C)

DDR arranged for insurance coverage for the 38 properties in the continental U.S. from insurers authorized to do business in the United States, which provide liability and property coverage. The Company remitted to DDR insurance premiums associated with these insurance policies. Insurance premiums are included within Operating and Maintenance on the combined statements of operations.

(D)

Maintenance services represents amounts charged to the properties for the allocation of compensation and other benefits of personnel directly attributable to the management of the properties. Amounts are recorded in Operating and Maintenance on the combined statements of operations.

(E)	Disposition fees equal 1% of the gross sales price of each asset sold (two assets sold in the second quarter of 2018).

As of June 30, 2018 and December 31, 2017, the Company had amounts payable to DDR of $0.2 million in both periods.  The amounts are included within accounts payable and other liabilities, on the combined balance sheet and represent amounts owed to DDR for the services and fees discussed above.

Net Transactions with DDR shown in the combined statements of equity include contributions from and distributions to DDR, which are the result of treasury activities and net funding provided by or distributed to DDR prior to the separation from DDR in addition to the indirect costs and expenses allocated to RVI Predecessor by DDR as described in Note 2.

11.Subsequent Events

Asset Sales

From July 1, 2018 to August 1, 2018, the Company sold three shopping centers for $66.3 million.  Net proceeds were used to repay mortgage debt outstanding.

Credit Agreement

On July 2, 2018, the Company entered into a Credit Agreement (the “Revolving Credit Agreement”), among the Company, the lenders named therein and PNC Bank, National Association, as administrative agent (“PNC”).  The Revolving Credit Agreement provides for borrowings of up to $30 million. Borrowings under the Revolving Credit Agreement may be used by the Company for general corporate purposes and working capital.   The Company’s borrowings under the Revolving Credit Agreement bear interest at variable rates at the Company’s election, based on either (i) LIBOR plus a specified spread ranging from 1.05% to 1.50% depending on the Company’s Leverage Ratio (as defined in the Revolving Credit Agreement) or (ii) the Alternate Base Rate (as defined in the Revolving Credit Agreement) plus a specified spread ranging from 0.05% to 0.50% depending on the Company’s Leverage Ratio. The Company is also required to pay a facility fee on the aggregate revolving commitments at a rate per annum that ranges from 0.15% to 0.30% depending on the Company’s Leverage Ratio.

The Revolving Credit Agreement contains certain financial and operating covenants, including, among other things, a net worth covenant, as well as limitations on the Company’s ability to incur additional indebtedness and engage in mergers.  The Revolving Credit Agreement also contains customary default provisions including the failure to make timely payments of principal and interest, the failure to comply with financial and operating covenants, and the failure of the Company or its subsidiaries to pay, when due, certain indebtedness in excess of certain thresholds beyond applicable grace and cure periods.

The Revolving Credit Agreement matures on the earliest to occur of (i) February 9, 2021, (ii) the date on which the External Management Agreement is terminated, (iii) the date on which DDR Asset Management, LLC or another wholly-owned subsidiary of DDR ceases to be the “Service Provider” under the External Management Agreement as a result of assignment or operation of law or otherwise,  and (iv) the date on which the principal amount outstanding under the Company’s $1.35 billion mortgage loan is repaid or refinanced.

The Company’s obligations under the Revolving Credit Agreement are guaranteed by DDR.  In consideration thereof, on July 2, 2018, the Company entered into a guaranty fee and reimbursement letter agreement with DDR pursuant to which the Company has agreed to pay to DDR the following amounts: (i) an annual guaranty commitment fee of 0.20% of the aggregate commitments under the Revolving Credit Agreement, (ii) for all times other than those referenced in clause (iii) below, when any amounts are outstanding under the Revolving Credit Agreement, an amount equal to 5.00% per annum times the average aggregate outstanding daily principal amount of such loans plus the aggregate stated average daily amount of outstanding letters of credit and (iii) in the event DDR pays any amounts to PNC pursuant to DDR’s guaranty and the Company fails to reimburse DDR for such amount within three business days, an amount in cash equal to the amount of such paid obligations plus default interest which will accrue from the date of such payment by DDR until repaid by the Company at a rate per annum equal to the sum of the LIBOR rate plus 8.50%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers with a perspective from management on the Company’s financial condition, results of operations, liquidity and other factors that may affect the Company’s future results.  The Company believes it is important to read the MD&A in conjunction with Amendment No. 1 to the Company’s Form 10 filed with the Securities and Exchange Commission on June 14, 2018, as well as other publicly available information.

Executive Summary

Retail Value Inc. (“RVI” or the “Company”) (NYSE: RVI) is an Ohio company formed in December 2017 that owns and operates a portfolio of retail real estate assets located in the continental U.S. and Puerto Rico.  The Company intends to realize value for shareholders through the operations and sales of the Company’s assets.  Prior to the Company’s separation on July 1, 2018, the Company was a wholly owned subsidiary of DDR Corp. (“DDR” or the “Parent Company”).

In order to consummate the Company’s separation from DDR, on July 1, 2018, the Company and DDR entered into a separation and distribution agreement (the “Separation and Distribution Agreement”), pursuant to which, among other things, DDR agreed to transfer properties and certain related assets, liabilities and obligations to RVI and to distribute 100% of the outstanding common shares of RVI to holders of record of DDR’s common shares as of the close of business on June 26, 2018, the record date. On July 1, 2018, the separation date, holders of DDR’s common shares received one common share of RVI for every ten shares of DDR common stock held on the record date.  In connection with the separation, DDR retained 1,000 shares of RVI’s series A preferred stock having an aggregate dividend preference equal to $190 million, which amount may increase by up to an additional $10 million depending on the amount of aggregate gross proceeds generated by RVI asset sales.

As of June 30, 2018, the Company’s portfolio consisted of 36 continental U.S. assets located in 17 states and 12 Puerto Rico assets and totaled 16 million square feet of gross leasable area (“GLA”). The Company’s continental U.S. assets comprised 67% and the properties in Puerto Rico comprised 33% of its total combined revenue for the six-month period ended June 30, 2018. The Company’s centers have a diverse tenant base that include national retailers such as Walmart/Sam’s Club, Bed, Bath & Beyond, the TJX Companies (T.J. Maxx, Marshalls and HomeGoods), Best Buy, PetSmart, Ross Stores, Kohl’s, Dick’s Sporting Goods and Michaels. At June 30, 2018, the aggregate occupancy of the Company’s operating shopping center portfolio was 89.5%, and the average annualized base rent per occupied square foot was $15.30.

The Company sold the following assets from July 1, 2018 to August 1, 2018 (in thousands):

Date Sold	Property Name	City, State	Total Owned GLA	Sales Price
7/6/18	Tequesta Shoppes	Tequesta, FL	110	$14,333
7/10/18	Lake Walden Square	Plant City, FL	244	29,000
8/1/18	East Lloyd Commons	Evansville, IN	160	23,000
			514	$66,333

In February 2018, the Company incurred $1.35 billion of mortgage financing. The Company expects to focus on realizing value in its portfolio through operations and sales of its assets, which had a combined gross book value of approximately $2.7 billion as of June 30, 2018. The Company primarily intends to use net asset sale proceeds to repay mortgage debt. In addition, pursuant to the Separation and Distribution Agreement, and subject to maintaining its status as a Real Estate Investment Trust (“REIT”), the Company has agreed to repay certain cash balances held in restricted accounts on the separation date in connection with the mortgage loan. The Company has agreed to pay these amounts to DDR as soon as reasonably possible out of its operating cash flow but in no event later than March 31, 2020.

The Company intends to elect to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ending December 31, 2018, and intends to maintain its status as a REIT for U.S. federal income tax purposes in future periods.

Our Manager

In connection with the Company’s separation from DDR, on July 1, 2018, the Company entered into an external management agreement which, together with various property management agreements, governs the fees, terms and conditions pursuant to which

DDR will serve as our manager.  The Company is not expected to have any employees. In general, either the Company or DDR may terminate these management agreements in December 31, 2019, or at the end of any six-month renewal period thereafter.

Pursuant to the external management agreement, the Company is expected to pay DDR and certain of its subsidiaries a monthly asset management fee in an aggregate amount of 0.5% per annum of the gross asset value of the Company’s properties (calculated in accordance with the terms of the external management agreement). The external management agreement also provides for the reimbursement of certain expenses incurred by DDR in connection with the services it provides to the Company along with the payment of transaction-based fees to DDR in the event of any debt financings or change of control transactions.

Pursuant to the property management agreements, the Company is expected to pay DDR and certain of its subsidiaries 3.5% and 5.5% of the gross revenue (as calculated in accordance with the terms of the property management agreements) of the Company’s non-Puerto Rico properties and the Puerto Rico properties, respectively, on a monthly basis. The property management agreements also provide for the payment to DDR of certain leasing commissions and a disposition fee of 1% of the gross sale price of each asset sold by the Company.

RESULTS OF OPERATIONS

Revenues from Operations (in thousands)

	Three Months
	Ended June 30,
	2018	2017	$ Change
Base and percentage rental revenues	$52,159	$58,852	$(6,693)
Recoveries from tenants	18,625	19,624	(999)
Other income	5,090	2,740	2,350
Business interruption income	3,100	—	3,100
Total revenues	$78,974	$81,216	$(2,242)

	Six Months
	Ended June 30,
	2018	2017	$ Change
Base and percentage rental revenues(A)	$104,837	$117,673	$(12,836)
Recoveries from tenants(B)	37,345	40,095	(2,750)
Other income(C)	7,952	5,003	2,949
Business interruption income(D)	5,100	—	5,100
Total revenues(E)	$155,234	$162,771	$(7,537)
(A)	Includes a reduction associated with Hurricane Maria for the Puerto Rico properties that has been partially defrayed by insurance proceeds as noted in (D) and (E) below.

The following tables present the statistics for the Company’s portfolio affecting base and percentage rental revenues:

	Shopping Center Portfolio June 30,
	2018	2017
Centers owned	48	50
Aggregate occupancy rate	89.5%	92.5%
Average annualized base rent per occupied square foot	$15.30	$15.33

The decrease in the occupancy rate primarily was due to a combination of anchor store tenant expirations and bankruptcies throughout 2017. The 2018 occupancy rate reflects the impact of unabsorbed vacancy related to a Toys “R” Us location rejected in the retailer’s bankruptcy proceeding in the first half of 2018, other bankruptcies in previous years and lower occupancy rates within the Puerto Rico portfolio.

(B)

Recoveries were approximately 90.9% and 94.5% of reimbursable operating expenses and real estate taxes for the six-month periods ended June 30, 2018 and 2017, respectively. The overall decreased percentage of recoveries from tenants primarily was attributable to the impact of the occupancy loss discussed above as well as conversions to gross leases in Puerto Rico where tenants did not separately contribute toward expenses. Also, 2018 was impacted by a reduction in income associated with Hurricane Maria for the Puerto Rico properties that has been partially defrayed by insurance proceeds as noted in (D) and (E) below.

(C)	Composed of the following (in thousands):

	Six Months
	Ended June 30,
	2018	2017	$ Change
Ancillary and other property income	$5,042	$4,733	$309
Lease termination fees	2,910	270	2,640
	$7,952	$5,003	$2,949

The Company recorded a lease termination fee of $2.2 million in the second quarter of 2018 related to the receipt of a building triggered by an anchor tenant’s termination of a ground lease at a shopping center in Erie, Pennsylvania.

(D)

Represents payments received in the first half of 2018 from the Company’s insurance company related to its claims for business interruption losses incurred at its Puerto Rico properties associated with Hurricane Maria.

(E)

The Company did not record $6.6 million of revenues in the first half of 2018 because of lost tenant revenue attributable to Hurricane Maria that has been partially defrayed by the receipt of business interruption insurance proceeds as noted above. See further discussion in both “Contractual Obligations and Other Commitments” and Note 8, “Commitments and Contingencies,” to the Company’s combined financial statements included herein.

Expenses from Operations (in thousands)

	Three Months
	Ended June 30,
	2018	2017	$ Change
Operating and maintenance	$12,531	$12,568	$(37)
Real estate taxes	9,677	9,517	160
Management fees	3,462	3,420	42
Impairment charges	15,060	—	15,060
Hurricane property loss	187	—	187
General and administrative	4,484	4,546	(62)
Depreciation and amortization	24,072	30,351	(6,279)
	$69,473	$60,402	$9,071

	Six Months
	Ended June 30,
	2018	2017	$ Change
Operating and maintenance	$24,608	$25,443	$(835)
Real estate taxes	19,571	19,338	233
Management fees	6,819	6,972	(153)
Impairment charges(A)	48,680	8,600	40,080
Hurricane property loss(B)	868	—	868
General and administrative(C)	7,638	11,042	(3,404)
Depreciation and amortization(D)	50,144	60,529	(10,385)
	$158,328	$131,924	$26,404
(A)

The Company recorded impairment charges in the first half of 2018 related to eight operating shopping centers marketed for sale. Changes in (i) an asset’s expected future undiscounted cash flows due to changes in market conditions, (ii) various courses of action that may occur or (iii) holding periods each could result in the recognition of additional impairment charges. Impairment charges are presented in Note 9, “Impairment Charges,” to the Company’s combined financial statements included herein.

(B)

The Hurricane Property Loss is more fully described in “Contractual Obligations and Other Commitments” later in this section and Note 8, “Commitments and Contingencies,” to the Company’s combined financial statements included herein.

(C)

Primarily represents the allocation of indirect costs and expenses incurred by DDR related to the Company’s business consisting of compensation and other general and administrative expenses that have been allocated using the property revenue of the Company. Included in the allocation in the first half of 2018 and 2017 are employee separation charges aggregating $1.1 million and $3.7 million, respectively, related to DDR’s management transition and staffing reduction. For the six months ended June 30, 2018, general and administrative expenses of $7.6 million less the separation charges of $1.1 million were approximately 4.2% of total revenues.  For the six months ended June 30, 2017, general and administrative expenses of $11.0 million less the separation charges of $3.7 million were approximately 4.5% of total revenues.

(D)

Depreciation expense was lower in 2018, primarily as a result of the write off of assets in Puerto Rico as a result of the hurricane damage, assets that were fully amortized in 2017, as well as the impact of impairment charges in previous periods.

Other Income and Expenses (in thousands)

	Three Months
	Ended June 30,
	2018	2017	$ Change
Interest expense	$(18,144)	$(21,640)	$3,496
Debt extinguishment costs	(1,970)	—	(1,970)
Transaction costs	(28,240)	—	(28,240)
Other expense, net	—	(1)	1
	$(48,354)	$(21,641)	$(26,713)

	Six Months
	Ended June 30,
	2018	2017	$ Change
Interest expense(A)	$(37,584)	$(44,909)	$7,325
Debt extinguishment costs(B)	(109,036)	—	(109,036)
Transaction costs(C)	(33,325)	—	(33,325)
Other expense, net	(3)	(1)	(2)
	$(179,948)	$(44,910)	$(135,038)
(A)

The weighted-average interest rate of the Company’s Parent Company unsecured debt and mortgages (based on contractual rates, excluding fair market value adjustments, discounts and debt issuance costs) at June 30, 2018 and 2017 was 5.2% and 4.5%, respectively. The decrease in interest expense primarily was due to a change in the amount of debt outstanding as well as the terms due to the issuance of the $1.35 billion mortgage loan in February 2018. In addition, the amount of interest expense allocated from DDR was lower due to the issuance of the mortgage loan.

Interest costs capitalized in conjunction with redevelopment projects were $0.1 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively.

(B)

Includes debt extinguishment costs of $107.1 million, which are primarily a result of costs incurred from the redemption of Parent Company unsecured debt and mortgages repaid in connection with the Company entering into the $1.35 billion financing agreement.

(C)	Costs related to the Company’s separation from DDR.

Tax expense, Disposition of Real Estate and Net Loss (in thousands)

	Three Months
	Ended June 30,
	2018	2017	$ Change
Tax expense	$(4,082)	$(148)	$(3,934)
Gain on disposition of real estate, net	13,096	—	13,096
Net loss	(29,839)	(975)	(28,864)

	Six Months
	Ended June 30,
	2018	2017	$ Change
Tax expense(A)	$(4,210)	$(281)	$(3,929)
Gain on disposition of real estate, net(B)	13,096	447	12,649
Net loss(C)	(174,156)	(13,897)	(160,259)
(A)	The Company wrote-off the remaining $4.0 million Puerto Rico prepaid tax asset as of June 30, 2018.
(B)	Related to the sale of two assets in the second quarter of 2018 and a release of a deferred obligation in 2017.

(C)	The increase in net loss primarily is attributable to debt extinguishment, transaction costs and increased impairment charges recorded in 2018.

NON-GAAP FINANCIAL MEASURES

Funds from Operations and Operating Funds from Operations

Definition and Basis of Presentation

The Company believes that Funds from Operations, or FFO, and Operating FFO, both non-GAAP financial measures, provide additional and useful means to assess the financial performance of REITs. FFO and Operating FFO are frequently used by the real estate industry, as well as securities analysts, investors and other interested parties, to evaluate the performance of REITs.

FFO excludes GAAP historical cost depreciation and amortization of real estate and real estate investments, which assume that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions, and many companies use different depreciable lives and methods. Because FFO excludes depreciation and amortization unique to real estate and gains and losses from depreciable property dispositions, it can provide a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, interest costs and acquisition, disposition and development activities. This provides a perspective of the Company’s financial performance not immediately apparent from net income determined in accordance with GAAP.

FFO is generally defined and calculated by the Company as net income (loss) (computed in accordance with GAAP), adjusted to exclude (i) gains and losses from disposition of depreciable real estate property, which are presented net of taxes, if any, (ii) impairment charges on depreciable real estate property and (iii) certain non-cash items. These non-cash items principally include real property depreciation and amortization of intangibles. The Company’s calculation of FFO is consistent with the definition of FFO provided by NAREIT.

The Company believes that certain gains and charges recorded in its operating results are not comparable or reflective of its core operating performance. As a result, the Company also computes Operating FFO and discusses it with the users of its financial statements, in addition to other measures such as net income (loss) determined in accordance with GAAP and FFO. Operating FFO is generally defined and calculated by the Company as FFO excluding certain charges and gains that management believes are not comparable and indicative of the results of the Company’s operating real estate portfolio. Such adjustments include gains/losses on the sale of non-depreciable real estate, impairments of non-depreciable real estate, gains/losses on the early extinguishment of debt, net hurricane-related losses, transaction costs and other restructuring type costs. The disclosure of these charges and gains is generally requested by users of the Company’s financial statements. The adjustment for these charges and gains may not be comparable to how other REITs or real estate companies calculate their results of operations, and the Company’s calculation of Operating FFO differs from NAREIT’s definition of FFO. Additionally, the Company provides no assurances that these charges and gains are non-recurring. These charges and gains could be reasonably expected to recur in future results of operations.

These measures of performance are used by the Company for several business purposes and by other REITs. The Company uses FFO and/or Operating FFO in part (i) as a disclosure to improve the understanding of the Company’s operating results among the investing public, (ii) as a measure of a real estate asset’s performance and (iii) to compare the Company’s performance to that of other publicly traded shopping center REITs.

For the reasons described above, management believes that FFO and Operating FFO provide the Company and investors with an important indicator of the Company’s operating performance. They provide recognized measures of performance other than GAAP net income, which may include non-cash items (often significant). Other real estate companies may calculate FFO and Operating FFO in a different manner.

DDR’s Management recognizes the limitations of FFO and Operating FFO when compared to GAAP’s net income. FFO and Operating FFO do not represent amounts available for dividends, capital replacement or expansion, debt service obligations or other commitments and uncertainties. DDR’s Management does not use FFO or Operating FFO as an indicator of the Company’s cash obligations and funding requirements for future commitments or redevelopment activities. Neither FFO nor Operating FFO represents cash generated from operating activities in accordance with GAAP, and neither is necessarily indicative of cash available to fund cash needs. Neither FFO nor Operating FFO should be considered an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity. FFO and Operating FFO are simply used as additional indicators of the Company’s operating performance. The Company believes that to further understand its performance, FFO and Operating FFO should be compared with the Company’s reported net loss and considered in addition to cash flows determined in accordance with

GAAP, as presented in its combined financial statements. Reconciliations of these measures to their most directly comparable GAAP measure of net loss have been provided below.

Reconciliation Presentation

FFO and Operating FFO were as follows (in thousands):

	Three Months
	Ended June 30,
	2018	2017	$ Change
FFO	$(4,202)	$28,942	$(33,144)
Operating FFO	30,211	30,093	118

	Six Months
	Ended June 30,
	2018	2017	$ Change
FFO	$(89,207)	$53,837	$(143,044)
Operating FFO	59,824	57,589	2,235

The decrease in FFO primarily was a result of debt extinguishment charges and transaction costs incurred in the three and six-month periods ended June 30, 2018.

The Company’s reconciliation of net loss to FFO and Operating FFO is as follows (in thousands). The Company provides no assurances that these charges and gains adjusted in the calculation of Operating FFO are non-recurring. These charges and gains could reasonably be expected to recur in future results of operations.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Net loss	$(29,839)	$(975)	$(174,156)	$(13,897)
Depreciation and amortization of real estate investments	23,673	29,917	49,365	59,586
Impairment of depreciable real estate assets	15,060	—	48,680	8,600
Gain on disposition of depreciable real estate	(13,096)	—	(13,096)	(452)
FFO	(4,202)	28,942	(89,207)	53,837
Hurricane property loss(A)	(126)	—	2,338	—
Separation charges	1,138	1,149	1,138	3,745
Other (income) expense, net(B)	33,401	2	145,552	2
Loss on disposition of non-depreciable real estate	—	—	3	5
Non-operating items, net	34,413	1,151	149,031	3,752
Operating FFO	$30,211	$30,093	$59,824	$57,589
(A)	The hurricane property loss is summarized as follows (in thousands):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2018	2018
Lost tenant revenue	$2,787	$6,570
Business interruption income	(3,100)	(5,100)
Clean up costs and other uninsured expenses	187	868
	$(126)	$2,338

(B)	Amounts included in other income/expense as follows (in millions):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2018	2018
Transaction and other (income) expense, net	$31.4	$36.5
Debt extinguishment costs, net	2.0	109.0
	$33.4	$145.5

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company requires capital to fund its operating expenses, capital expenditures and investment activities. The Company’s capital sources may include cash flow from operations and asset sales and availability under its Revolving Credit Agreement (as defined below).

Debt outstanding was $1.27 billion and $1.1 billion at June 30, 2018 and December 31, 2017, respectively. The Company’s mortgage loan generally requires interest only payments. The Company intends to utilize net asset sale proceeds to repay the principal of this mortgage loan. In addition, at June 30, 2018, the Company had total cash of $95.4 million, including (a) $20 million of insurance advance proceeds for property repairs and (b) $73.3 million of cash that was restricted under the terms of the mortgage loan and is comprised primarily of tenant receipts and reserve accounts funded by DDR in connection with the mortgage loan agreement. Pursuant to the separation and distribution agreement, all unrestricted cash in excess of $1 million was retained by DDR in the separation. In addition, and subject to maintaining its status as a REIT, the Company has agreed to repay DDR for certain cash held in restricted accounts at the time of the separation and other amounts as soon as reasonably possible out of the Company’s operating cash flow but in no event later than March 31, 2020. The Company estimates these amounts will approximate $40 million to $45 million in the aggregate. While the Company currently believes it has several viable sources to obtain capital and fund its business, including capacity under the Revolving Credit Agreement, no assurance can be provided that its obligations, including the mortgage loan, will be refinanced or repaid as currently anticipated.

2018 Financing Activities

Overview

In February 2018, certain subsidiaries of the Company entered into a $1.35 billion mortgage loan, discussed below. The proceeds from the newly entered loan were used to repay all of the outstanding mortgage debt then outstanding with respect to the Company’s properties and Parent Company unsecured debt. In connection with this financing, the Company entered into an interest rate cap agreement with a LIBOR strike rate of 3.0% and a notional amount of $1.35 billion. Furthermore, the Company issued series A preferred shares to DDR. Subject to the Company’s ability to distribute the holders of the Company’s common shares amounts necessary to maintain its status as a REIT and to avoid payment of U.S. federal income taxes, the series A preferred shares are entitled to a dividend preference for all dividends declared on the Company’s capital stock at any time up to the preference amount, as discussed below. The Company entered into the Revolving Credit Agreement which provides for borrowings of up to $30.0 million. The Company currently believes its existing sources of funds should be adequate for purposes of meeting its short-term liquidity needs.

Mortgage Financing

On February 14, 2018, certain wholly-owned subsidiaries of the Company entered into a mortgage loan with an initial aggregate principal amount of $1.35 billion. Proceeds of the loan were used to repay all mortgage debt then outstanding with respect to the Company’s properties and Parent Company unsecured debt. The borrowers’ obligations to pay principal, interest and other amounts under the mortgage loan are evidenced by certain promissory notes executed by the borrowers, which are referred to collectively as the notes, which are secured by, among other things: (i) mortgages encumbering the borrowers’ respective continental U.S. properties (a total of 38 properties at the time of the financing); (ii) a pledge of the equity of the Company’s subsidiaries that own the 12 Puerto Rico properties and a pledge of rents and other cash flows, insurance proceeds and condemnation awards in connection with the 12 Puerto Rico properties; and (iii) a pledge of any reserves and accounts of any borrower. Subsequent to closing, the originating lenders placed the notes into a securitization trust, which issued and sold mortgage-backed securities to investors.

The loan facility will mature on February 9, 2021, subject to two one-year extensions at borrowers’ option conditioned upon, among other items, (i) an event of default shall not be continuing, (ii) in the case of the first one-year extension option, evidence that the Debt Yield (as defined and calculated in accordance with the loan agreement, but which is the ratio of net operating income of the continental U.S. properties to the outstanding principal amount of the loan facility) equals or exceeds 11% and the ratio of the outstanding principal amount of the notes to the value of the continental U.S. properties (based on appraisal values determined at the time of the initial closing) is less than 50%, and (iii) in the case of the second one-year extension option, evidence that the Debt Yield equals or exceeds 12% and the loan-to-value ratio is less than 45%.

The initial weighted-average interest rate applicable to the notes is equal to one-month LIBOR plus a spread of 3.15% per annum, provided that such spread is subject to an increase of 0.25% per annum in connection with any exercise of the first extension option and an additional increase of 0.25% per annum in connection with any exercise of the second extension option. Borrowers are required to maintain an interest rate cap with respect to the principal amount of the notes having (i) during the initial three-year term of the loan, a LIBOR strike rate equal to 3.0% and (ii) with respect to any extension period, a LIBOR strike rate that would result in a debt service coverage ratio of 1.20x based on the continental U.S. properties. Mortgage-backed securities securitized by the notes were sold by the lenders to investors at a blended rate (prior to exercise of any extension option) of one-month LIBOR plus a spread of 2.91% per annum; the spread paid by the Company increased to 3.15% per annum based on terms included in the originating lenders’ initial financing commitment to borrowers. Application of voluntary prepayments as described below may cause the weighted-average interest rate to increase over time.

The loan facility is structured as an interest only loan throughout the initial three-year term and any exercised extension options. As a result, so long as no Amortization Period (as described below) or event of default exists, any property cash flows available following payment of debt service and funding of certain required reserve accounts (including reserves for payment of real estate taxes, insurance premiums, ground rents, tenant improvements and capital expenditures), will be available to the borrowers to pay operating expenses and for other general corporate purposes. An Amortization Period will be deemed to commence in the event the borrowers fail to achieve a Debt Yield of 10.8% as of March 31, 2019, 11.9% as of September 30, 2019, 14.1% as of March 31, 2020 and 19.2% as of September 30, 2020. The Debt Yield as of February 14, 2018 was 9.8%. In the event an Amortization Period occurs, any property cash flows available following payment of debt service and the funding of certain reserve accounts (including the reserve accounts referenced above and additional reserves established for payment of approved operating expenses, DDR management fees, certain public company costs, certain taxes and the minimum cash portion of required REIT distributions) shall be applied to the repayment of the notes. During an Amortization Period, cash flow from the borrowers’ operations will only be made available to the Company to pay required REIT distributions in an amount equal to the minimum portion of required REIT distributions allowed by law to be paid in cash (currently 20%), with the remainder of required REIT distributions during an Amortization Period likely to be paid by the Company in shares of the Company’s common stock.

Subject to certain conditions described in the mortgage loan agreement, the borrowers may prepay principal amounts outstanding under the loan facility in whole or in part by providing (i) advance notice of prepayment to the lenders and (ii) remitting the prepayment premium described in the mortgage loan agreement. No prepayment premium is required with respect to any prepayments made after March 9, 2019. Additionally, no prepayment premium will apply to prepayments made in connection with permitted property sales. Each continental U.S. property has a portion of the original principal amount of the mortgage loan allocated to it. The amount of proceeds from the sale of an individual continental U.S. property required to be applied towards prepayment of the notes (i.e., the property’s “release price”), will depend upon the Debt Yield at the time of the sale as follows:

•	if the Debt Yield is less than or equal to 12.0%, the release price is the greater of (i) 100% of the property’s net sale proceeds and (ii) 110% of its allocated loan amount;
•	if the Debt Yield is greater than 12.0% but less than or equal to 15.0%, the release price is the greater of (i) 90% of the property’s net sale proceeds and (ii) 105% of its allocated loan amount; and
•	if the Debt Yield is greater than 15.0%, the release price is the greater of (i) 80% of the property’s net sale proceeds and (ii) 100% of its allocated loan amount.

To the extent the net cash proceeds from the sale of a continental U.S. property that are applied to repay the mortgage loan exceed the amount specified in applicable clause (ii) above with respect to such property, the excess may be applied by the Company as a credit against the release prices applicable to future sales of continental U.S. properties.

Once the aggregate principal amount of the notes is less than $270.0 million, 100% of net proceeds from the sales of continental U.S. properties must be applied towards prepayment of the notes. Properties in Puerto Rico do not have allocated loan amounts or minimum release prices; all proceeds from sales of Puerto Rico properties are required to be used to prepay the notes, except that the borrowers can obtain a release of all of the Puerto Rico properties for a minimum release price of $350.0 million.

Voluntary prepayments made by the borrowers (including prepayments made with proceeds from asset sales) up to $337.5 million in the aggregate will be applied ratably to the senior and junior tranches of the notes. All other prepayments (including prepayments made with property cash flows following commencement of any Amortization Period) will be applied to tranches of notes (i) absent an event of default, in descending order of seniority (i.e., such prepayments will first be applied to the most senior tranches of notes) and (ii) following any event of default, in such order as the loan servicer determines in its sole discretion. As a result, the Company expects that the weighted average interest rate of the notes will increase during the term of the loan facility.

In the event of a default, the contract rate of interest on the notes will increase to the lesser of (i) the maximum rate allowed by law, or (ii) the greater of (A) 4% above the interest rate otherwise applicable and (B) the Prime Rate (as defined in the mortgage loan) plus 1.0%. The notes contain other terms and provisions that are customary for instruments of this nature.

In addition, the Company executed a certain environmental indemnity agreement and a certain guaranty agreement in favor of the lenders under which the Company agreed to indemnify the lenders for certain environmental risks and guaranty the borrowers’ obligations under the exceptions to the non-recourse provisions in the mortgage loan agreement. The mortgage loan agreement includes representations, warranties, affirmative and restrictive covenants and other provisions customary for agreements of this nature. The mortgage loan agreement also includes customary events of default, including, among others, principal and interest payment defaults, and breaches of affirmative or negative covenants; the mortgage loan agreement does not contain any financial maintenance covenants. Upon the occurrence of an event of default, the lenders may avail themselves of various customary remedies under the loan agreement and other agreements executed in connection therewith or applicable law, including accelerating the loan facility and realizing on the real property collateral or pledged collateral.

At June 30, 2018, the mortgage balance outstanding was $1.27 billion.

Series A Preferred Stock

On June 30, 2018, the Company issued 1,000 shares of its series A preferred stock (the “RVI Preferred Shares”) to DDR which are noncumulative and have no mandatory dividend rate.  The RVI Preferred Shares rank, with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company, senior in preference and priority to the Company’s common shares and any other class or series of the Company’s capital stock.  Subject to the requirement that the Company distribute to its common shareholders the minimum amount required to be distributed with respect to any taxable year in order for the Company to maintain its status as a REIT and to avoid U.S. federal income taxes, the RVI Preferred Shares will be entitled to a dividend preference for all dividends declared on the Company’s capital stock at any time up to a “preference amount” equal to $190 million in the aggregate, which amount may increase by up to an additional $10 million if the aggregate gross proceeds of the Company’s asset sales subsequent to July 1, 2018 exceed $2.0 billion.  Notwithstanding the foregoing, the RVI Preferred Shares are only entitled to receive dividends when, as and if declared by the Company’s board of directors and the Company’s ability to pay dividends is subject to any restrictions set forth in the terms of its indebtedness. Upon payment to DDR of aggregate dividends on the RVI Preferred Shares equaling the maximum preference amount of $200 million, the RVI Preferred Shares are required to be redeemed by the Company for $1.00 per share.

Subject to the terms of any of the Company’s indebtedness and unless prohibited by Ohio law governing distributions to stockholders, the RVI Preferred Shares must be redeemed upon (i) the Company’s failure to maintain its status as a REIT, (ii) any failure by the Company to comply with the terms of the RVI Preferred Shares or (iii) the consummation of any transaction (including, without limitation, any merger or consolidation) the result of which is that the Company sells, assigns, transfers, conveys or otherwise disposes of all or substantially all of its properties or assets, in one or more related transactions, to any person or entity or any person or entity, directly or indirectly, becomes the beneficial owner of 40% or more of the Company’s common shares, measured by voting power.  The RVI Preferred Shares also contain restrictions on the Company’s ability to invest in joint ventures, acquire assets or properties, develop or redevelop real estate or make loans or advances to third parties.

The Company may redeem the RVI Preferred Shares, or any part thereof, at any time at a price payable per share calculated by dividing the number of RVI Preferred Shares outstanding on the redemption date into the difference of (x) $200 million minus (y) the aggregate amount of dividends previously distributed on the RVI Preferred Shares to be redeemed.  As of August 1, 2018, no dividends have been paid on the RVI Preferred Shares.

Credit Agreement

On July 2, 2018, the Company entered into a Credit Agreement (the “Revolving Credit Agreement”) among the Company, the lenders named therein and PNC Bank, National Association, as administrative agent (“PNC”).   The Revolving Credit Agreement provides for borrowings of up to $30.0 million. Borrowings under the Revolving Credit Agreement may be used by the Company for

general corporate purposes and working capital.   The Company’s borrowings under the Revolving Credit Agreement bear interest at variable rates at the Company’s election, based on either (i) LIBOR plus a specified spread ranging from 1.05% to 1.50% depending on the Company’s Leverage Ratio (as defined in the Revolving Credit Agreement) or (ii) the Alternate Base Rate (as defined in the Revolving Credit Agreement) plus a specified spread ranging from 0.05% to 0.50% depending on the Company’s Leverage Ratio. The Company is also required to pay a facility fee on the aggregate revolving commitments at a rate per annum that ranges from 0.15% to 0.30% depending on the Company’s Leverage Ratio.

The Revolving Credit Agreement matures on the earliest to occur of (i) February 9, 2021, (ii) the date on which the External Management Agreement is terminated, (iii) the date on which DDR Asset Management, LLC or another wholly-owned subsidiary of DDR ceases to be the “Service Provider” under the External Management Agreement as a result of assignment or operation of law or otherwise,  and (iv) the date on which the principal amount outstanding under the Company’s $1.35 billion mortgage loan is repaid or refinanced.

The affirmative covenants include, but are not limited to: payment of taxes; maintenance of properties; maintenance of insurance; compliance with laws; tangible net worth; and conduct of business.

The negative covenants include, but are not limited to, restrictions on the ability of the Company (and its wholly-owned subsidiaries): to contract, create, incur, assume or suffer to exist indebtedness except in certain circumstances; to create, incur, assume or suffer to exist liens on properties except in certain circumstances; to make or pay dividends or distributions on the Company’s common stock during the existence of a default; to merge, liquidate, dissolve or to dispose of all or substantially all of the Company’s assets subject to certain exceptions;  and to deal with any affiliate except on fair and reasonable arm’s length terms.

Upon the occurrence of certain customary events of default, the Company’s obligations under the Revolving Credit Agreement may be accelerated and the lending commitments thereunder terminated.   The Company may not borrow under the Revolving Credit Agreement, and a Default (as defined therein) occurs under the Revolving Credit Agreement, if there is a “Default” under DDR’s corporate credit facility with JPMorgan Chase Bank, N.A., DDR’s corporate credit facility with Wells Fargo Bank, National Association or DDR’s corporate credit facility with PNC. Additionally, the Company may not borrow under the Revolving Credit Agreement if there is a “Default” under the Revolving Credit Agreement or an “Event of Default” under the Company’s $1.35 billion mortgage loan or if the External Management Agreement is no longer in full force and effect or if the Company has delivered or received a notice of termination or a notice of default under the External Management Agreement.

The Company’s obligations under the Revolving Credit Agreement are guaranteed by DDR in favor of PNC.  In consideration thereof, on July 2, 2018, the Company entered into a guaranty fee and reimbursement letter agreement with DDR pursuant to which the Company has agreed to pay to DDR the following amounts: (i) an annual guaranty commitment fee of 0.20% of the aggregate commitments under the Revolving Credit Agreement, (ii) for all times other than those referenced in clause (iii) below, when any amounts are outstanding under the Revolving Credit Agreement, an amount equal to 5.00% per annum times the average aggregate outstanding daily principal amount of such loans plus the aggregate stated average daily amount of outstanding letters of credit and (iii) in the event DDR pays any amounts to PNC pursuant to DDR’s guaranty and the Company fails to reimburse DDR for such amount within three business days, an amount in cash equal to the amount of such paid obligations plus default interest which will accrue from the date of such payment by DDR until repaid by the Company at a rate per annum equal to the sum of the LIBOR rate plus 8.50%.

Dividend Distributions

The Company anticipates making distributions to holders of its common shares to satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income and excise tax (other than with respect to operations conducted through the Company’s TRS). U.S. federal income tax law generally requires that a REIT distribute annually to holders of its capital stock at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. The Company generally intends to make distributions with respect to each taxable year in an amount at least equal to its REIT taxable income for such taxable year. Although the Company initially expects to declare and pay distributions on or around the end of each calendar year, the RVI Board will evaluate its dividend policy regularly.

To the extent that cash available for distributions is less than the Company’s REIT taxable income, or if amortization requirements commence with respect to the terms of the mortgage loan, the Company may make a portion of its distributions in the form of common shares, and any such distribution of common shares may be taxable as a dividend to shareholders. The Company may also distribute debt or other securities in the future, which also may be taxable as a dividend to shareholders.

Any distributions the Company makes to its shareholders will be at the discretion of the Company’s board of directors and will depend upon, among other things, the Company’s actual and anticipated results of operations and liquidity, which will be affected by various factors, including the income from its portfolio, its operating expenses (including management fees and other obligations owing to DDR), repayments of restricted cash balances to DDR in connection with the mortgage loans and other expenditures and the terms of the mortgage financing and the limitations set forth in the mortgage loan agreements. Distributions will also be impacted by the pace and success of the Company’s property disposition strategy. As a result of the terms of the mortgage financing, the Company anticipates that the majority of distributions of sales proceeds to be made to shareholders will not occur until after the mortgage loan has been repaid or refinanced. Furthermore, subject to the Company’s ability to make distributions to the holders of the Company’s common shares in amounts necessary to maintain its status as a REIT and to avoid payment of U.S. federal income taxes, the RVI Preferred Shares will be entitled to a dividend preference for all dividends declared on the Company’s capital stock, at any time up to the preference amount. Subsequent to the payment of dividends on the RVI Preferred Shares equaling the maximum preference amount, the RVI Preferred Shares are required to be redeemed by the Company for an aggregate amount of $1.00 per share. Due to the dividend preference of the RVI Preferred Shares, distributions of sales proceeds to holders of common shares are unlikely to occur until after aggregate dividends have been paid on the RVI Preferred Shares in an amount equal to the maximum preference amount. At this time, the Company cannot predict when or if it will declare dividends to the holders of RVI Preferred Shares and when or if such dividends, if paid, will equal the maximum preference amount. While unlikely, it is nevertheless possible that the Company may never produce income requiring a distribution to holders of the Company’s common shares and may never pay dividends on the RVI Preferred Shares equaling the maximum preference amount. If such circumstances were to occur, the Company would not be able to pay any dividends to its common stockholders.

Dispositions

During the three months ended June 30, 2018, the Company sold two shopping center properties aggregating 0.5 million square feet, for an aggregate sales price of $105.8 million.  In addition, from July 1, 2018 through August 1, 2018, the Company sold three shopping centers for an aggregate sales price of $66.3 million.

Cash Flow Activity

The Company expects that its core business of leasing space to well capitalized retailers will continue to generate consistent and predictable cash flow after expenses and interest payments. As discussed above, in general, the Company intends to utilize net asset sale proceeds to: first, repay its mortgage loan; second, make distributions on account of the RVI Preferred Shares up to the amount of the preference amount; and third, make distributions to holders of the Company’s common shares.

The following presents a summary of our combined statements of cash flow (in thousands):

	Six Months
	Ended June 30,
	2018	2017
Cash flow provided by operating activities	$28,832	$47,868
Cash flow provided by (used for) investing activities	100,079	(10,720)
Cash flow used for financing activities	(41,843)	(31,471)

Changes in cash flow for the six months ended June 30, 2018, compared to the prior comparable period are described as follows:

Operating Activities: Cash provided by operating activities decreased $19.0 million primarily due to reduced income from Puerto Rico assets, transaction costs related to separation and interest rate hedging activities.

Investing Activities: Cash provided by investing activities increased $110.8 million primarily due to proceeds from disposition of real estate.

Financing Activities:  Cash used for financing activities increased by $10.4 million primarily due an increase in net transactions with DDR.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company had aggregate outstanding indebtedness to third parties of $1.27 billion at June 30, 2018 with a maturity of February 2021.

In connection with the separation from DDR, on July 1, 2018, the Company and DDR entered into a separation and distribution agreement, pursuant to which, among other things, DDR transferred properties and certain related assets, liabilities and obligations to the Company and distributed 100% of the outstanding common shares to holders of record of DDR’s common shares as of the close of business on June 26, 2018, the record date.  In connection with the separation from DDR, DDR retained 1,000 shares of the RVI Preferred Shares having an aggregate dividend preference equal to $190 million, which amount may increase by up to an additional $10 million depending on the amount of aggregate gross proceeds generated by the Company asset sales.  In addition, pursuant to the terms of the separation and distribution agreement, the Company will have a repayment obligation to DDR primarily for certain cash balances held in restricted cash accounts on the separation date in connection with the Company’s mortgage loan.  The Company is obligated to repay DDR as soon as reasonably possible out of its operating cash flow but in no event later than March 31, 2020.

On July 1, 2018, the Company and DDR also entered into an external management agreement, which, together with various property management agreements, governs the fees, terms and conditions pursuant to which DDR will manage the Company and its properties.  Pursuant to these management agreements, DDR will provide the Company with day-to-day management, subject to supervision and certain discretionary limits and authorities granted by the RVI Board, and the Company is not expected to have any employees.  In general, either the Company or DDR may terminate the management agreements on December 31, 2019 or at the end of any six-month renewal period thereafter.  The Company and DDR also entered into a tax matters agreement which governs the rights and responsibilities of the parties following the separation from DDR with respect to various tax matters and provides for the allocation of tax-related assets, liabilities and obligations.

Guaranty to DDR

On July 2, 2018, DDR provided an unconditional guaranty to PNC with respect to any obligations outstanding from time to time under a Revolving Credit Agreement.  In connection with this arrangement, the Company has agreed to pay to DDR a guaranty commitment fee of 0.20% per annum on the committed amount of the Revolving Credit Agreement and a fee equal to 5.00% per annum on any amounts drawn by the Company under the Revolving Credit Agreement.  If in the event DDR pays any of the obligations on the Revolving Credit Agreement and the Company fails to reimburse such amount within three business days, the guarantee provides for default interest which accrues at a rate equal to the sum of the LIBOR rate plus 8.50% per annum.

Other Commitments

The Company has entered into agreements with general contractors related to its shopping centers aggregating commitments of approximately $20.6 million at June 30, 2018. These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At June 30, 2018, the Company had purchase order obligations, typically payable within one year, aggregating approximately $1.4 million related to the maintenance of its properties and general and administrative expenses.

Hurricane Loss

In 2017, Hurricane Maria made landfall in Puerto Rico. At June 30, 2018, the Company’s 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA, were significantly impacted. One of the assets (Plaza Palma Real, consisting of approximately 0.4 million of Company-owned GLA) was severely damaged and is currently not operational, except for one anchor tenant and a few other tenants representing a minimal amount of Company-owned GLA. The other 11 assets sustained varying degrees of damage, consisting primarily of roof, HVAC system damage and water intrusion.  Although some tenant spaces remain untenantable, as of July 25, 2018, 86% of the Company’s leased GLA in Puerto Rico was open for business, excluding Plaza Palma Real (or 82% including Plaza Palma Real).

The Company has engaged various consultants to assist with the damage scoping assessment. The Company continues to work with its consultants to finalize the scope and schedule of work to be performed. Restoration work is underway at all of the shopping centers, including Plaza Palma Real. The Company anticipates that the repairs will be substantially complete at all 12 properties by the end of the third quarter of 2019. The timing and schedule of additional repair work to be completed are highly dependent upon any changes in the scope of work, as well as the availability of building materials, supplies and skilled labor.

The Company maintains insurance on its assets in Puerto Rico with policy limits of approximately $330 million for both property damage and business interruption. The Company’s insurance policies are subject to various terms and conditions, including a combined property damage and business interruption deductible of approximately $6.0 million. The Company estimates its aggregate property insurance claim, which includes costs to repair and rebuild, will approximate $150 million. This amount excludes insurance proceeds due from certain continental-U.S.-based anchor tenants who maintain their own property insurance on their Company-owned premises and are expected to make the required repairs to their stores at their own expense. In addition, the Company estimates that its business interruption claim, which includes costs to clean up and mitigate tenant losses as well as lost revenue, estimated through June 30, 2018 to be approximately $25 million. These estimates are subject to change as the Company continues to assess the costs to repair damage. The Company’s ability to repair its properties, and the cost of such repairs, could be negatively impacted by circumstances and events beyond the Company’s control, such as access to building materials and changes in the scope of work to be performed. Therefore, there can be no assurance that the Company’s estimates of property damage and lost rental revenue are accurate. The Company believes it maintains adequate insurance coverage on each of its properties and is working closely with the insurance carriers to obtain the maximum amount of insurance recovery provided under the policies. However, the Company can give no assurances as to the amounts of such claims, timing of payments and resolution of the claims.  The Company received an additional $20.2 million toward the property damage portion of its insurance claim in the second quarter of 2018.

The Company’s business interruption insurance covers lost revenue through the period of property restoration and for up to 365 days following completion of restoration. For the six months ended June 30, 2018, rental revenues of $6.6 million were not recorded because of lost tenant revenue attributable to Hurricane Maria that has been partially defrayed by insurance proceeds.  The Company will record revenue for covered business interruption claims in the period it determines that it is probable it will be compensated.  As such, there could be a delay between the rental period and the recording of revenue.  The amount of any future lost revenue depends on when properties are fully available for tenants’ re-occupancy which, in turn, is highly dependent upon the timing and progress of repairs.  In the first half of 2018, the Company received insurance proceeds of $5.1 million related to business interruption claims, which is recorded on the Company’s combined statement of operations as Business Interruption Income.  The Company expects to make claims in future periods for lost revenue.  However, there can be no assurance that insurance claims will be resolved favorably to the Company or in a timely manner.

See further discussion in Note 8, “Commitments and Contingencies,” of the Company’s June 30, 2018 combined financial statements. Note that pursuant to the terms of the separation and distribution agreement. DDR will be entitled to receive claim proceeds to the extent it incurred unreimbursed repairs costs prior to July 1, 2018 and business interruption claim proceeds to the extent it sustained revenue losses prior to that date. Business interruption proceeds will continue to be recorded to revenue in the period that it is determined that the Company will be compensated.

INFLATION

Most of the Company’s long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive additional rental income from escalation clauses that generally increase rental rates during the terms of the leases and/or percentage rentals based on tenants’ gross sales. Such escalations are determined by negotiation, increases in the consumer price index or similar inflation indices. In addition, many of the Company’s leases are for terms of less than 10 years, permitting the Company to seek increased rents at market rates upon renewal. Most of the Company’s leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation.

ECONOMIC CONDITIONS

Despite recent tenant bankruptcies and increases in e-commerce, the Company believes there is retailer demand for quality locations within well-positioned shopping centers. Further, the Company continues to see demand from a broad range of retailers for its space, particularly in the off-price sector, which the Company believes is a reflection of the general outlook of consumers who are demanding more value for their dollars. Many of these retailers have substantial store opening plans for 2018 and 2019. The Company also benefits from a diversified tenant base, with only three tenants whose annualized rental revenue equals or exceeds 3% of the Company’s annualized revenues (Walmart/Sam’s Club at 4.5%, TJX Companies, which includes T.J. Maxx, Marshalls and HomeGoods at 3.5% and Bed Bath & Beyond, which includes Bed Bath & Beyond, buybuy Baby, Cost Plus World Market and Christmas Tree Shops at 3.2%). Other significant tenants include Best Buy and Ross Stores, both of which have strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time. In addition, several of the Company’s big box tenants (Walmart/Sam’s Club, Home Depot, Best Buy and Target) have been adapting to an omni-channel retail environment, creating positive overall sales growth over the prior few years. The Company believes these tenants will continue providing a stable revenue base for the foreseeable future, given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience, versus high-priced discretionary luxury items, which the Company believes will enable many of its tenants to outperform even in a challenging economic environment.

The retail shopping sector continues to be affected by the competitive nature of the retail business, including the impact of internet shopping and the competition for market share, as well as general economic conditions, where stronger retailers have out-positioned some of the weaker retailers. These shifts can force some market share away from weaker retailers, which could require them to downsize and close stores and/or declare bankruptcy. In some cases, the loss of a weaker tenant or downsizing of space creates a value-add opportunity to re-lease space to a stronger retailer. There can be no assurance that the loss of a tenant or downsizing of space will not adversely affect the Company in the future (see “Risk Factors” in Amendment No. 1 to the Company’s Form 10 filed with the Securities and Exchange Commission on June 14, 2018).

The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the occupancy rates and in the average annualized base rent per occupied square foot. The shopping center portfolio occupancy was 89.5% and 90.6% at June 30, 2018 and December 31, 2017, respectively. Despite the strength of the near 90% occupancy rate, the net decrease in the rate primarily was attributed to tenant bankruptcies, in particular Toys “R” Us and lower occupancy rates within the Puerto Rico portfolio. The total portfolio average annualized base rent per occupied square foot was $15.30 at June 30, 2018, as compared to $15.37 at December 31, 2017. The weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases executed during the first six months of 2018 was $6.63 and during 2017 was $4.06 per rentable square foot. The Company generally does not expend a significant amount of capital on lease renewals. Property revenues are generally derived from tenants with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance. The Company recognizes the risks posed by the economy, but believes that the general diversity and credit quality of its tenant base should enable it to successfully navigate through a potentially challenging retail environment.

In addition to its goal of maximizing cash flow from property operations, the Company seeks to realize profits through the regular sale of assets to a variety of buyers. The market upon which this aspect of the business plan relies is currently characterized as liquid but also fragmented, with a wide range of generally small, non-institutional investors. While some investors do not require debt financing, many seek to capitalize on leveraged returns using mortgage financing at interest rates well below the initial asset-level returns implied by disposition prices. In addition to small, often local buyers, the Company also plans to transact with mid-sized institutional investors, some of which are domestic and foreign publicly traded companies. Many larger domestic institutions, such as pension funds and insurance companies, that were traditionally large buyers of retail real estate assets have generally become less active participants in transaction markets over the last several years. Lower participation of institutions and a generally smaller overall buyer pool has resulted in some level of pressure on retail asset prices, though this impact remains highly heterogeneous and varies widely by market and specific assets.

At June 30, 2018, the Company owned 12 assets on the island of Puerto Rico aggregating 4.4 million square feet of Company-owned GLA. The 12 owned assets represent approximately 33% of both the Company’s total combined revenue and the Company’s combined revenue less operating expenses (i.e., net operating income) for the six months ended June 30, 2018. These assets account for approximately 28% of Company-owned GLA at June 30, 2018. There is continued concern about the status of the Puerto Rican economy, the ability of the government of Puerto Rico to meet its financial obligations and the impact of any government default on the economy of Puerto Rico. The impact of Hurricane Maria has further exacerbated these concerns. The Company’s assets experienced varying degrees of damage due to the hurricane. The Company has been actively working with its insurer relating to both its property damage and business interruption claims. See Note 8, “Commitments and Contingencies,” to the Company’s June 30, 2018 combined financial statements.  The Company believes that the tenants in these assets (many of which are U.S. retailers such as Walmart/Sam’s Club, Bed Bath & Beyond and the TJX Companies (T.J. Maxx and Marshalls)) typically cater to the local consumer’s desire for value and convenience, often provide consumers with day-to-day necessities and should withstand redevelopment pressures and reopen their locations in Puerto Rico. The Company further believes that these tenants represent a source of stable, high-quality cash flow for the Company’s assets. There can be no assurance that the hurricane relief efforts will be completed in a timely manner, or at all, or that the economic conditions in Puerto Rico will not deteriorate further, which could materially and negatively impact consumer spending and ultimately adversely affect the Company’s assets in Puerto Rico or its ability to dispose of the properties on commercially reasonable terms, or at all (see “Risk Factors” in Amendment No. 1 to the Company’s Form 10 filed with the Securities and Exchange Commission on June 14, 2018).

New Accounting Standards

New Accounting Standards are more fully described in Note 3, “Summary of Significant Accounting Policies,” of the Company’s combined financial statements.

FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s combined financial statements and the notes thereto appearing elsewhere in this report.  Historical results and percentage relationships set forth in the Company’s combined financial statements, including trends that might appear, should not be taken as indicative of future operations.  The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), both as amended, with respect to the Company’s expectations for future periods.  Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations.  Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.  For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements.  Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements.  Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements.  For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements, please refer to “Risk Factors” included in Amendment No. 1 to the Company’s Form 10 filed with the Securities and Exchange Commission on June 14, 2018.

Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•

The Company may be unable to dispose of properties on favorable terms or at all, especially in markets or regions experiencing deteriorating economic conditions and properties anchored by tenants experiencing financial challenges. In addition, real estate investments can be illiquid, particularly as prospective buyers may experience increased costs of financing or difficulties obtaining financing due to local, national or global conditions;

•

The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues, and any economic downturn may adversely affect the ability of the Company’s tenants, or new tenants, to enter into new leases or the ability of the Company’s existing tenants to renew their leases at rates at least as favorable as their current rates;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in regional or national economic and market conditions;
•

The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including sales over the Internet and the resulting retailing practices and space needs of its tenants, or a general downturn in its tenants’ businesses, which may cause tenants to close stores or default in payment of rent;

•

The Company is subject to competition for tenants from other owners of retail properties, and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, in particular its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	The Company relies on major tenants, which makes it vulnerable to changes in the business and financial condition of, or demand for its space by, such tenants;
•

The Company’s financial condition may be affected by required debt service payments, the risk of default and restrictions on its ability to incur additional debt or to enter into certain transactions under documents governing its debt obligations. In addition, it may encounter difficulties in refinancing existing debt. Borrowings under the mortgage loan or the revolving credit facility are subject to certain representations and warranties and customary events of default, including any event that has had or could reasonably be expected to have a material adverse effect on the Company’s business or financial condition;
•	Changes in interest rates could adversely affect the market price of the Company’s common shares, its performance and cash flow, and its ability to sell assets and the sales prices applicable thereto;
•	Debt and/or equity financing necessary for the Company to continue to operate its business or to refinance existing indebtedness may not be available or may not be available on favorable terms;
•

Disruptions in the financial markets could affect the Company’s ability to obtain financing or to refinance existing indebtedness on reasonable terms and have other adverse effects on the Company and the market price of the Company’s common shares;

•

The ability of the Company to pay dividends on its common shares in excess of its REIT taxable income is generally subject to its ability to first declare and pay aggregate dividends on the RVI Preferred Shares in an amount equal to the preference amount;

•	The Company is subject to complex regulations related to its status as a REIT and would be adversely affected if it failed to qualify as a REIT;
•

The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company must borrow funds to make distributions, those borrowings may not be available on favorable terms or at all;

•	The outcome of litigation, including litigation with tenants, may adversely affect the Company’s results of operations and financial condition;
•

The Company may not realize anticipated returns from its 12 real estate assets located in Puerto Rico, which carry risks in addition to those it faces with its continental U.S. properties and operations;

•

Property damage, expenses related thereto, and other business and economic consequences (including the potential loss of revenue) resulting from extreme weather conditions in locations where the Company owns properties;

•	Sufficiency and timing of any insurance recovery payments related to damages from extreme weather conditions;
•	The Company is subject to potential environmental liabilities;
•	The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its properties;
•

The Company could incur additional expenses to comply with or respond to claims under the Americans with Disabilities Act or otherwise be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations;

•	The Company’s board of directors, which regularly reviews the Company’s business strategy and objectives, may change its strategic plan;
•	A change in the Company’s relationship with DDR and DDR’s ability to retain qualified personnel and adequately manage the Company; and
•	Potential conflicts of interest with DDR and the Company’s ability to replace DDR as manager (and the fees to be paid to any replacement manager) in the event the management agreements are terminated.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At June 30, 2018, the Company’s outstanding indebtedness was composed of all variable-rate debt with a carrying value of $1,241.8 million, a fair value of $1,272.0 million and an estimate of the effect of a 100 basis-point increase in interest rates was $1,271.3 million. At December 31, 2017, the Company’s outstanding indebtedness was composed of all fixed-rate debt. At December 31, 2017, the Company’s carrying value of the fixed-rate debt was

$1,134.2 million, the fair value was $1,170.6 million and an estimate of the effect of a 100 basis-point increase in interest rates was $1,115.2 million. The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

As discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources and Financing Activities,” in February 2018, the Company entered into a $1.35 billion mortgage loan the proceeds of which were used to repay all outstanding indebtedness of the Company and certain indebtedness of DDR. In addition, in connection with the financing, the Company entered into an interest rate cap agreement with a LIBOR strike rate of 3.0% and a notional amount of $1.27 billion. As such, a 100 basis-point increase in short-term market interest rates on variable-rate debt at June 30, 2018, would result in an increase in interest expense of approximately $0.5 million for the six-month period. The estimated increase in interest expense does not give effect to possible changes in the daily balance of the Company’s outstanding variable-rate debt.

The Company intends to use proceeds from asset sales for working capital, to repay its indebtedness and, to the extent permitted by the mortgage financing, for general corporate purposes including distributions to the Company’s shareholders. To the extent the Company were to incur variable-rate indebtedness, its exposure to increases in interest rates in an inflationary period could increase. The Company does not believe, however, that increases in interest expense as a result of inflation will significantly impact the Company’s distributable cash flow.

The Company intends to continually monitor and actively manage interest costs on any variable-rate debt portfolio and may enter into swap positions or interest rate caps. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of June 30, 2018, the Company had no other material exposure to market risk.

Item 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b), of the effectiveness of our disclosure controls and procedures.  Based on their evaluation as required, the CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of the end of such period to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2018, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to various legal proceedings, which, taken together, are not expected to have a material adverse effect on the Company.  The Company is also subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of its business, most of which are covered by insurance.  While the resolution of all matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s liquidity, financial position or results of operations.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in Amendment No. 1 to the Company’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on June 14, 2018.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

2.1	Separation and Distribution Agreement dated July 1, 2018, by and between DDR Corp. and Retail Value Inc.

3.1	Second Amended and Restated Articles of Incorporation of Retail Value Inc.[2]

3.2	Amended and restated Code of Regulations of Retail Value Inc.[2]

10.1

Retail Value Inc. 2018 Equity and Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on June 4, 2018, File No. 001-38517)

10.2	Tax Matters Agreement dated July 1, 2018, by and between DDR Corp. and Retail Value Inc.

10.3	External Management Agreement dated July 1, 2018, by and between Retail Value Inc. and DDR Asset Management LLC

10.4

Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 2, 2018, File No. 001-38517)

10.5	Credit Agreement, dated July 2, 2018, among Retail Value Inc., the lenders named therein and PNC Bank, National Association, as administrative agent

10.6	Guaranty Fee and Reimbursement Letter Agreement dated July 2, 2018, by and between Retail Value Inc. and DDR Corp.

10.7	Waiver Agreement dated July 1, 2018, by and between Mr. Alexander Otto and Retail Value Inc.

10.8

Form of Restricted Share Units Agreement for Directors (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on June 4, 2018, File No. 001-38517)

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[2]

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[2]

32.1

Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 [1,2]

32.2

Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 [1,2]

101.INS	XBRL Instance Document [2]

101.SCH	XBRL Taxonomy Extension Schema Document [2]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [2]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [2]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document [2]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [2]

1	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.
2	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Combined Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Combined Statements of Operations and Other Comprehensive Loss for the Three and Six Months Ended June 30, 2018 and 2017, (iii)  Combined Statement of Equity for the Six Months Ended June 30, 2018, (iv) Combined Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017 and (vi) Notes to Condensed Combined Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Retail Value Inc.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President and Chief Accounting Officer (Authorized Officer)
Date: August 10, 2018