Form 10-Q
period 2018-09-30
Retail Value Inc.
filed 2018-11-05
CIK 1735184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 30, 2018, the registrant had 18,465,040 outstanding common shares, $0.10 par value per share.

Retail Value Inc.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED September 30, 2018

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements - Unaudited
	Combined and Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017	2
	Combined and Consolidated Statements of Operations and Comprehensive Income (Loss) for the Period from July1, 2018 to September 30, 2018 and for the Three Months Ended September 30, 2017	3
	Combined and Consolidated Statements of Operations and Comprehensive Income (Loss) for the period from July 1, 2018 to September 30, 2018, for the period from January 1, 2018 to June 30, 2018 and for the Nine Months Ended September 30, 2017	4
	Combined and Consolidated Statements of Equity for the Six Months Ended June 30, 2018 and for the period from July 1, 2018 to September 30, 2018	5
	Combined and Consolidated Statements of Cash Flows for the period from July 1, 2018 to September 30, 2018, for the period from January 1, 2018 to June 30, 2018 and for the Nine Months Ended September 30, 2017	6
	Notes to Condensed Combined and Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 4.	Controls and Procedures	40

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	42

SIGNATURES		43

Retail Value Inc.

COMBINED AND CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share amounts)

	September 30, 2018	December 31, 2017
	The Company	RVI Predecessor
Assets
Land	$658,435	$717,584
Buildings	1,695,770	1,932,495
Fixtures and tenant improvements	176,391	195,138
	2,530,596	2,845,217
Less: Accumulated depreciation	(706,700)	(699,288)
	1,823,896	2,145,929
Construction in progress	44,021	4,656
Total real estate assets, net	1,867,917	2,150,585
Cash and cash equivalents	28,593	8,283
Restricted cash	103,559	35
Accounts receivable, net	31,479	33,336
Property insurance receivable	48,467	60,293
Intangible assets, net	40,810	67,495
Other assets, net	12,471	6,575
	$2,133,296	$2,326,602
Liabilities and Equity
Parent Company unsecured debt	$—	$813,308
Mortgage indebtedness	1,128,780	320,844
Total indebtedness	1,128,780	1,134,152
Payable to SITE Centers	36,469	198
Accounts payable and other liabilities	94,685	101,788
Total liabilities	1,259,934	1,236,138
Commitments and contingencies (Note 9)
Redeemable preferred equity	190,000	—
Retail Value Inc. shareholders' equity
Common shares, with par value, $0.10 stated value; 200,000,000 shares authorized; 18,465,165 and 0 shares issued at September 30, 2018 and December 31, 2017, respectively	1,846	—
Additional paid-in capital	675,566	—
Accumulated distributions in excess of net loss	5,953	—
Less: Common shares in treasury at cost: 119 and 0 shares at September 30, 2018 and December 31, 2017, respectively	(3)	—
Equity
RVI Predecessor equity	—	1,090,464
Total equity	683,362	1,090,464
	$2,133,296	$2,326,602

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

Retail Value Inc.

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except per share amounts)

	For the Period from	For the Three
	July 1, 2018 to	Months Ended
	September 30, 2018	September 30, 2017
	The Company	RVI Predecessor
Revenues from operations:
Minimum rents	$48,586	$53,637
Percentage and overage rents	358	355
Recoveries from tenants	16,057	19,264
Other income	2,250	11,487
Business interruption income	2,404	—
	69,655	84,743
Rental operation expenses:
Operating and maintenance	10,376	12,662
Real estate taxes	9,062	9,659
Property and asset management fees	6,552	3,329
Impairment charges	4,420	—
Hurricane property and impairment loss, net	155	6,089
General and administrative	1,009	3,048
Depreciation and amortization	22,138	30,042
	53,712	64,829
Other expense:
Interest expense	(17,050)	(22,516)
Debt extinguishment costs	(2,713)	—
Transaction costs	(179)	—
Other income (expense), net	445	(19)
	(19,497)	(22,535)
Loss before tax expense	(3,554)	(2,621)
Tax expense	(328)	(8,892)
Loss from continuing operations	(3,882)	(11,513)
Gain on disposition of real estate, net	9,835	149
Net income (loss)	$5,953	$(11,364)
Comprehensive income (loss)	$5,953	$(11,364)

Per share data:
Basic and diluted	$0.32	N/A

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

Retail Value Inc.

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except per share amounts)

	For the Period from	For the Period from	For the Nine
	July 1, 2018 to	January 1, 2018 to	Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017
	The Company	RVI Predecessor
Revenues from operations:
Minimum rents	$48,586	$102,967	$169,831
Percentage and overage rents	358	1,870	1,834
Recoveries from tenants	16,057	37,345	59,358
Other income	2,250	7,952	16,491
Business interruption income	2,404	5,100	—
	69,655	155,234	247,514
Rental operation expenses:
Operating and maintenance	10,376	24,608	38,106
Real estate taxes	9,062	19,571	28,997
Property and asset management fees	6,552	6,819	10,301
Impairment charges	4,420	48,680	8,600
Hurricane property and impairment loss, net	155	868	6,089
General and administrative	1,009	7,638	14,089
Depreciation and amortization	22,138	50,144	90,571
	53,712	158,328	196,753
Other expense:
Interest expense	(17,050)	(37,584)	(67,425)
Debt extinguishment costs	(2,713)	(109,036)	—
Transaction costs	(179)	(33,325)	—
Other income (expense), net	445	(3)	(21)
	(19,497)	(179,948)	(67,446)
Loss before tax expense	(3,554)	(183,042)	(16,685)
Tax expense	(328)	(4,210)	(9,173)
Loss from continuing operations	(3,882)	(187,252)	(25,858)
Gain on disposition of real estate, net	9,835	13,096	596
Net income (loss)	$5,953	$(174,156)	$(25,262)
Comprehensive income (loss)	$5,953	$(174,156)	$(25,262)

Per share data:
Basic and diluted	$0.32	N/A	N/A

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

Retail Value Inc.

COMBINED AND CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands)

	RVI Predecessor Equity	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Loss	Treasury Stock at Cost	Total
RVI Predecessor
Balance, December 31, 2017	$1,090,464	$—	$—	$—	$—	$1,090,464
Net transactions with SITE Centers	(227,000)	—	—	—	—	(227,000)
Net loss	(174,156)	—	—	—	—	(174,156)
Balance, June 30, 2018	$689,308	$—	$—	$—	$—	$689,308

The Company
Contributions from SITE Centers	$—	$1,846	$675,566	$—	$(3)	$677,409
Net income	—	—	—	5,953	—	5,953
Balance, September 30, 2018	$—	$1,846	$675,566	$5,953	$(3)	$683,362

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

Retail Value Inc.

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Period from	For the Period from	For the Nine
	July 1, 2018 to	January 1, 2018 to	Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017
	The Company	RVI Predecessor
Cash flow from operating activities:
Net income (loss)	$5,953	$(174,156)	$(25,262)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	22,138	50,144	90,571
Amortization and write-off of above- and below- market leases, net	(590)	(928)	(6,414)
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	3,742	14,556	473
Gain on disposition of real estate, net	(9,835)	(13,096)	(596)
Impairment charges	4,420	48,680	13,700
Loss on debt extinguishment	39	97,077	—
Interest rate hedging activities	—	(4,538)	—
Assumption of buildings due to ground lease terminations	—	(2,150)	(8,585)
Valuation allowance of prepaid taxes	—	3,991	8,777
Net change in accounts receivable	(1,273)	(4,664)	(818)
Net change in accounts payable and other liabilities	1,634	15,472	(2,139)
Net change in other operating assets	(3,594)	(1,556)	(1,003)
Total adjustments	16,681	202,988	93,966
Net cash flow provided by operating activities	22,634	28,832	68,704
Cash flow from investing activities:
Real estate improvements to operating real estate	(21,353)	(20,461)	(16,492)
Proceeds from disposition of real estate	153,747	100,347	122
Hurricane property insurance advance proceeds	—	20,193	—
Net repayments to SITE Centers	(966)	—	—
Net cash flow provided by (used for) investing activities	131,428	100,079	(16,370)
Cash flow from financing activities:
Proceeds from Parent Company unsecured debt, net of discounts and loan costs	—	—	149,800
Repayment of Parent Company unsecured debt	—	(899,880)	(151,279)
Proceeds from mortgage debt	—	1,350,000	—
Repayment of mortgage debt	(117,044)	(421,344)	(80,312)
Payment of debt issuance costs	(252)	(32,755)	—
Net transactions with SITE Centers	—	(37,864)	21,671
Net cash flow used for financing activities	(117,296)	(41,843)	(60,120)

Net increase (decrease) in cash, cash equivalents and restricted cash	36,766	87,068	(7,786)
Cash, cash equivalents and restricted cash, beginning of period	95,386	8,318	11,024
Cash, cash equivalents and restricted cash, end of period	$132,152	$95,386	$3,238

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

Notes to Condensed Combined and Consolidated Financial Statements

1.	Nature of Business

On July 1, 2018, SITE Centers Corp., formerly known as DDR Corp. (“SITE Centers” or the “Manager,”) completed the separation of Retail Value Inc., an Ohio corporation formed in December 2017 that owned and operated a portfolio of 48 real estate assets at the time of the separation that included 36 continental U.S. assets and 12 Puerto Rico assets (collectively, “RVI” the “RVI Predecessor” or the “Company”), into an independent public company. At September 30, 2018, RVI owned 42 properties that included 30 continental U.S. assets and 12 Puerto Rico assets which comprise 14.8 million square feet of gross leasable area (“GLA”) and were located in 15 states and Puerto Rico.

In connection with the separation from SITE Centers, on July 1, 2018, the Company and SITE Centers entered into a separation and distribution agreement (the “Separation and Distribution Agreement”) pursuant to which, among other things, SITE Centers agreed to transfer properties and certain related assets, liabilities and obligations to RVI, and to distribute 100% of the outstanding common shares of RVI to holders of record of SITE Centers’ common shares as of the close of business on June 26, 2018, the record date. On July 1, 2018, holders of SITE Centers’ common shares received one common share of RVI for every ten shares of SITE Centers’ common stock held on the record date.  In connection with the separation from SITE Centers, SITE Centers retained 1,000 shares of RVI’s series A preferred stock having an aggregate dividend preference equal to $190 million, which amount may increase by up to an additional $10 million depending on the amount of aggregate gross proceeds generated by RVI asset sales (Note 8).

On July 1, 2018, the Company and SITE Centers also entered into an external management agreement (the “External Management Agreement”) which, together with various property management agreements, governs the fees, terms and conditions pursuant to which SITE Centers manages RVI and its properties.  SITE Centers provides RVI with day-to-day management, subject to supervision and certain discretionary limits and authorities granted by the RVI Board.  The Company does not have any employees.  In general, either SITE Centers or RVI may terminate the management agreements on December 31, 2019, or at the end of any six-month renewal period thereafter.  SITE Centers and RVI also entered into a tax matters agreement which governs the rights and responsibilities of the parties following RVI’s separation from SITE Centers with respect to various tax matters, and provides for the allocation of tax-related assets, liabilities and obligations.

At September 30, 2018, the Company had two reportable operating segments: continental U.S. and Puerto Rico.  The Company’s chief operating decision maker, the Company’s Board of Directors, may review operational and financial data on a property basis but also reviews the portfolio based on the two geographical areas. The tenant base of the Company primarily includes national and regional retail chains and local retailers.  Consequently, the Company’s credit risk is concentrated in the retail industry.

2.	Basis of Presentation

Principles of Consolidation

The Company

For periods after July 1, 2018, the consolidated financial statements include the results of the Company and all entities in which the Company has a controlling interest.  All significant inter-company balances and transactions have been eliminated in consolidation.

RVI Predecessor

For periods prior to July 1, 2018, the accompanying historical condensed combined financial statements and related notes of the Company do not represent the balance sheet, statement of operations and cash flows of a legal entity, but rather a combination of entities under common control that have been “carved-out” of SITE Centers’ consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All intercompany transactions and balances have been eliminated in combination. The preparation of these combined financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the combined financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

For periods prior to July 1, 2018, these combined financial statements reflect the revenues and direct expenses of the RVI Predecessor and include material assets and liabilities of SITE Centers that are specifically attributable to the Company. RVI Predecessor equity in these combined financial statements represents the excess of total assets over total liabilities. RVI Predecessor equity is impacted by contributions from and distributions to SITE Centers, which are the result of treasury activities and net funding provided by or distributed to SITE Centers prior to the separation from SITE Centers, as well as the allocated costs and expenses described below. The combined financial statements also include the consolidated results of certain of the Company’s wholly-owned subsidiaries, as applicable. All significant inter-company balances and transactions have been eliminated in consolidation.

For periods prior to July 1, 2018, the combined financial statements include the revenues and direct expenses of the RVI Predecessor. Certain direct costs historically paid by the properties but contracted through SITE Centers include, but are not limited to, management fees, insurance, compensation costs and out-of-pocket expenses directly related to the management of the properties (Note 11). Further, the combined financial statements include an allocation of indirect costs and expenses incurred by SITE Centers related to the Company, primarily consisting of compensation and other general and administrative costs that have been allocated using the relative percentage of property revenue of the Company and SITE Centers management’s knowledge of the Company. In addition, the combined financial statements reflect interest expense on SITE Centers unsecured debt, excluding debt that is specifically attributable to the Company (Note 6); interest expense was allocated by calculating the unencumbered net assets of each property held by the Company as a percentage of SITE Centers’ total consolidated unencumbered net assets and multiplying that percentage by the interest expense on SITE Centers unsecured debt. Included in the allocation of General and Administrative expenses for the period from January 1, 2018 to June 30, 2018 and the nine months ended September 30, 2017, are employee separation charges aggregating $1.1 million and $3.7 million, respectively, related to SITE Centers’ management transition and staffing reduction. The amounts allocated in the accompanying combined financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had the RVI Predecessor been a separate independent entity. SITE Centers believes the assumptions underlying SITE Centers’ allocation of indirect expenses are reasonable.

Unaudited Interim Financial Statements

These combined and consolidated financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the period from July 1, 2018 to September 30, 2018 for the Company and for the period from January 1, 2018 to June 30, 2018 and the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the Company’s condensed combined financial statements and notes thereto included in Amendment No. 1 to the Company’s Form 10 filed with the Securities and Exchange Commission on June 14, 2018.

3.	Summary of Significant Accounting Policies

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	For the Period from	For the Period from	For the Nine
	July 1, 2018 to	January 1, 2018 to	Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017
	The Company	RVI Predecessor
Contribution of net assets from SITE Centers	$677.4	$—	$—
Accounts payable related to construction in progress	17.2	10.1	1.3
Receivable and reduction of real estate assets, net - related to hurricane	—	6.1	64.8
Assumption of building due to ground lease termination	—	2.2	—

New Accounting Standards Adopted

Revenue Recognition

On January 1, 2018, the Company adopted the new accounting guidance for Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective approach. The guidance has been applied to contracts that were not completed as of the date of the initial application. The core principle of this standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Most significantly for the real estate industry, leasing transactions are not within the scope of the new standard.  A majority of the Company’s tenant-related revenue is recognized pursuant to lease agreements and will be governed by the leasing guidance (Topic 842) and there are no material revenue streams within the scope of Topic 606.  The adoption of this standard did not have a material impact to the Company’s combined and consolidated financial statements at adoption and for the nine months ended September 30, 2018.

Real Estate Sales

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (“Topic 610”). Topic 610 provides that sales of nonfinancial assets, such as real estate, are to be recognized when control of the asset transfers to the buyer, which will occur when the buyer has the ability to direct the use of, or obtain substantially all of the remaining benefits from, the asset. This generally occurs when the transaction closes and consideration is exchanged for control of the asset. The Company adopted Topic 610 using the modified retrospective approach for contracts that are not completed as of the date of initial application. The adoption of this standard did not have a material impact to the Company’s combined and consolidated financial statements.

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

The Company is in the process of evaluating the impact that the adoption of ASU No. 2016-02 will have on its combined and consolidated financial statements and disclosures. The Company has currently identified several areas within its accounting policies it believes could be impacted by the new standard, including where the Company is a lessor under its tenant lease agreements and a lessee under its ground leases. In July 2018, the FASB approved targeted improvements to the Leases standard that provides lessors with a practical expedient, by class of underlying asset, to avoid separating non-lease components from the lease component of certain contracts. Such practical expedient is limited to circumstances in which (i) the timing and pattern of transfer are the same for the non-lease component and the related lease component and (ii) the stand-alone lease component would be classified as an operating lease if accounted for separately. The Company will elect the practical expedient which would allow the Company the ability to account for the combined component based on its predominant characteristics if the underlying asset meets the two criteria defined above.

In addition, the Company has ground lease agreements in which the Company is the lessee for land beneath all or a portion of the buildings at two shopping centers. Currently, the Company accounts for these arrangements as operating leases. Under the new standard, the Company will record its rights and obligations under these leases as a right of use asset and lease liability on its combined and consolidated balance sheets. The Company is currently in the process of evaluating the inputs required to calculate the amount that will be recorded on its balance sheet for each ground lease. Lastly, this standard impacts the lessor’s ability to capitalize initial direct costs related to the leasing of vacant space. However, the Company does not believe this change regarding capitalization will have a material impact on its combined and consolidated financial statements.

Accounting for Credit Losses

In June 2016, the FASB issued an amendment on measurement of credit losses on financial assets held by a reporting entity at each reporting date. The guidance requires the use of a new current expected credit loss ("CECL") model in estimating allowances for doubtful accounts with respect to accounts receivable, straight-line rents receivable and notes receivable. The CECL model requires that the Company estimate its lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the estimated net amounts expected to be collected. This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2019. In July 2018, the FASB proposed an amendment to ASU 2016-13, Financial Instruments – Credit Losses to clarify that operating lease receivables recorded by lessors are explicitly excluded from the scope of the ASU.  The Company is in the process of evaluating the impact of this guidance.

4.	Other Assets and Intangibles

Other assets and intangibles consist of the following (in thousands):

	September 30, 2018	December 31, 2017
	The Company	RVI Predecessor
Intangible assets:
In-place leases, net	$15,748	$28,779
Above-market leases, net	2,450	3,640
Lease origination costs, net	2,464	4,203
Tenant relationships, net	20,148	30,873
Total intangible assets, net(A)	$40,810	$67,495

Other assets:
Prepaid expenses, net(B)	$7,021	$6,247
Deposits	227	231
Deferred charges, net	222	—
Other assets(C)	5,001	97
Total other assets, net	$12,471	$6,575

Accounts payable and other liabilities:
Below-market leases, net(A)	$(42,812)	$(53,399)
(A)	In the event a tenant terminates its lease prior to the contractual expiration, the unamortized portion of the related intangible asset or liability is written off.
(B)

Includes Puerto Rico prepaid tax assets of $4.0 million at December 31, 2017, net of a valuation allowance of $11.3 million. In connection with the separation from SITE Centers, the remaining $4.0 million prepaid tax asset was written off to Tax Expense in the Company’s combined statements of operations in the second quarter of 2018.

(C)

Includes $4.8 million fair value of an interest rate cap at September 30, 2018, related to the $1.35 billion mortgage loan entered into in February 2018 in connection with the separation from SITE Centers (Note 6).

5.	Credit Agreement

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

The Revolving Credit Agreement matures on the earliest to occur of (i) February 9, 2021, (ii) the date on which the External Management Agreement is terminated, (iii) the date on which DDR Asset Management, LLC or another wholly-owned subsidiary of SITE Centers ceases to be the “Service Provider” under the External Management Agreement as a result of assignment or operation of law or otherwise and (iv) the date on which the principal amount outstanding under the Company’s $1.35 billion mortgage loan is repaid or refinanced.

The affirmative covenants include, but are not limited to: payment of taxes; maintenance of properties; maintenance of insurance; compliance with laws; tangible net worth and conduct of business.

The negative covenants include, but are not limited to, restrictions on the ability of the Company (and its wholly-owned subsidiaries): to contract, create, incur, assume or suffer to exist indebtedness except in certain circumstances; to create, incur, assume or suffer to exist liens on properties except in certain circumstances; to make or pay dividends or distributions on the Company’s common shares during the existence of a default; to merge, liquidate, dissolve or to dispose of all or substantially all of the Company’s assets subject to certain exceptions and to deal with any affiliate except on fair and reasonable arm’s length terms.

Upon the occurrence of certain customary events of default, the Company’s obligations under the Revolving Credit Agreement may be accelerated and the lending commitments thereunder terminated. The Company may not borrow under the Revolving Credit Agreement, and a Default (as defined therein) occurs under the Revolving Credit Agreement, if there is a “Default” under SITE Centers’ corporate credit facility with JPMorgan Chase Bank, N.A., SITE Centers’ corporate credit facility with Wells Fargo Bank, National Association or SITE Centers’ corporate credit facility with PNC.  Additionally, the Company may not borrow under the Revolving Credit Agreement if there is a “Default” under the Revolving Credit Agreement or an “Event of Default” under the Company’s $1.35 billion mortgage loan, if the External Management Agreement is no longer in full force and effect or if the Company has delivered or received a notice of termination or a notice of default under the External Management Agreement.

The Company’s obligations under the Revolving Credit Agreement are guaranteed by SITE Centers in favor of PNC.  In consideration thereof, on July 2, 2018, the Company entered into a guaranty fee and reimbursement letter agreement with SITE Centers pursuant to which the Company has agreed to pay to SITE Centers the following amounts: (i) an annual guaranty commitment fee of 0.20% of the aggregate commitments under the Revolving Credit Agreement, (ii) for all times other than those referenced in clause (iii) below, when any amounts are outstanding under the Revolving Credit Agreement, an amount equal to 5.00% per annum times the average aggregate outstanding daily principal amount of such loans plus the aggregate stated average daily amount of outstanding letters of credit and (iii) in the event SITE Centers pays any amounts to PNC pursuant to SITE Centers’ guaranty (credit facility guaranty fee) and the Company fails to reimburse SITE Centers for such amount within three business days, an amount in cash equal to the amount of such paid obligations plus default interest which will accrue from the date of such payment by SITE Centers until repaid by the Company at a rate per annum equal to the sum of the LIBOR rate plus 8.50%.

At September 30, 2018, there were no amounts outstanding under the Revolving Credit Agreement.

6.	Mortgage Indebtedness

Mortgages Payable

On February 14, 2018, certain wholly-owned subsidiaries of the Company entered into a mortgage loan with an initial aggregate principal amount of $1.35 billion. The borrowers’ obligations to pay principal, interest and other amounts under the mortgage loan are evidenced by certain promissory notes executed by the borrowers, which are referred to collectively as the notes, which are secured by, among other things: (i) mortgages encumbering the borrowers’ respective continental U.S. properties (a total of an initial 38 properties at closing); (ii) a pledge of the equity of the Company’s subsidiaries that own the 12 Puerto Rico properties and a pledge of rents and other cash flows, insurance proceeds and condemnation awards in connection with the 12 Puerto Rico properties and (iii) a pledge of any reserves and accounts of any borrower. Subsequent to closing, the originating lenders placed the notes into a securitization trust that issued and sold mortgage-backed securities to investors.

The loan facility will mature on February 9, 2021, subject to two one-year extensions at borrowers’ option conditioned upon, among other items, (i) an event of default shall not be continuing, (ii) in the case of the first one-year extension option, evidence that the Debt Yield (as defined and calculated in accordance with the loan agreement, but which is the ratio of net cash flow of the continental U.S. properties to the outstanding principal amount of the loan facility) equals or exceeds 11% and the ratio of the outstanding principal amount of the notes to the value of the continental U.S. properties (based on appraisal values determined at the time of the initial closing) is less than 50% and (iii) in the case of the second one-year extension option, evidence that the Debt Yield equals or exceeds 12% and the loan-to-value ratio is less than 45%.

The initial weighted-average interest rate applicable to the notes is equal to one-month LIBOR plus a spread of 3.15% per annum, provided that such spread is subject to an increase of 0.25% per annum in connection with any exercise of the first extension option and an additional increase of 0.25% per annum in connection with any exercise of the second extension option. Borrowers are required to maintain an interest rate cap with respect to the principal amount of the notes having (i) during the initial three-year term of the loan, a LIBOR strike rate equal to 3.0% and (ii) with respect to any extension period, a LIBOR strike rate that would result in a debt service coverage ratio of 1.20x based on the continental U.S. properties. Mortgage-backed securities securitized by the notes were sold by the lenders to investors at a blended rate (prior to exercise of any extension option) of one-month LIBOR plus a spread of 2.91% per annum; the spread paid by the Company is based on terms included in the originating lenders’ initial financing commitment to borrowers. Application of voluntary prepayments as described below may cause the weighted-average interest rate to increase over time.

The loan facility is structured as an interest only loan throughout the initial three-year term and any exercised extension options. As a result, so long as no Amortization Period (as described below) or event of default exists, any property cash flows available following payment of debt service and funding of certain required reserve accounts (including reserves for payment of real estate taxes, insurance premiums, ground rents, tenant improvements and capital expenditures), will be available to the borrowers to pay operating expenses and for other general corporate purposes. An Amortization Period will be deemed to commence in the event the borrowers fail to achieve a Debt Yield of 10.8% as of March 31, 2019, 11.9% as of September 30, 2019, 14.1% as of March 31, 2020 and 19.2% as of September 30, 2020. The Debt Yield as of September 30, 2018 was 10.0%. During the pendency of an Amortization Period, any property cash flows available following payment of debt service and the funding of certain reserve accounts (including the reserve accounts referenced above and additional reserves established for payment of approved operating expenses, SITE Centers management fees, certain public company costs, certain taxes and the minimum cash portion of required real estate investment trust (“REIT”) distributions) shall be applied to the repayment of the notes. During an Amortization Period, cash flow from the borrowers’ operations will only be made available to the Company to pay required REIT distributions in an amount equal to the minimum portion of required REIT distributions allowed by law to be paid in cash (20% as of September 30, 2018), with the remainder of required REIT distributions during an Amortization Period likely to be paid by the Company in common shares of the Company.

Subject to certain conditions described in the mortgage loan agreement, the borrowers may prepay principal amounts outstanding under the loan facility in whole or in part by providing (i) advance notice of prepayment to the lenders and (ii) remitting the prepayment premium described in the mortgage loan agreement. No prepayment premium is required with respect to any prepayments made after March 9, 2019. Additionally, no prepayment premium will apply to prepayments made in connection with permitted property sales. Each continental U.S. property has a portion of the original principal amount of the mortgage loan allocated to it. The amount of proceeds from the sale of an individual continental U.S. property required to be applied towards prepayment of the notes (i.e., the property’s “release price”), will depend upon the Debt Yield at the time of the sale as follows:

•	if the Debt Yield is less than or equal to 12.0%, the release price is the greater of (i) 100% of the property’s net sale proceeds and (ii) 110% of its allocated loan amount;
•	if the Debt Yield is greater than 12.0% but less than or equal to 15.0%, the release price is the greater of (i) 90% of the property’s net sale proceeds and (ii) 105% of its allocated loan amount and
•	if the Debt Yield is greater than 15.0%, the release price is the greater of (i) 80% of the property’s net sale proceeds and (ii) 100% of its allocated loan amount.

To the extent the net cash proceeds from the sale of a continental U.S. property that are applied to repay the mortgage loan exceed the amount specified in applicable clause (ii) above with respect to such property, the excess may be applied by the Company as a credit against the release price applicable to future sales of continental U.S. properties.

Once the aggregate principal amount of the notes is less than 20% of the initial notes outstanding, 100% of net proceeds from the sales of continental U.S. properties must be applied towards prepayment of the notes. Properties in Puerto Rico do not have allocated loan amounts or minimum release prices; all proceeds from sales of Puerto Rico properties are required to be used to prepay the notes, except that borrowers can obtain a release of all of the Puerto Rico properties for a minimum release price of $350.0 million.

Voluntary prepayments made by the borrowers (including prepayments made with proceeds from asset sales) up to the first 85% of notes in the aggregate will be applied ratably to the senior and junior tranches of the notes. All other prepayments (including prepayments made with property cash flows following commencement of any Amortization Period) will be applied to tranches of notes (i) absent an event of default, in descending order of seniority (i.e., such prepayments will first be applied to the most senior tranches of notes) and (ii) following any event of default, in such order as the loan servicer determines in its sole discretion. As a result, the Company expects that the weighted average interest rate of the notes will increase during the term of the loan facility.

In the event of a default, the contract rate of interest on the notes will increase to the lesser of (i) the maximum rate allowed by law or (ii) the greater of (A) 4% above the interest rate otherwise applicable and (B) the Prime Rate (as defined in the mortgage loan) plus 1.0%. The notes contain other terms and provisions that are customary for instruments of this nature. In addition, the Company executed a certain environmental indemnity agreement and a certain guaranty agreement in favor of the lenders under which the Company agreed to indemnify the lenders for certain environmental risks and guarantee the borrowers’ obligations under the exceptions to the non-recourse provisions in the mortgage loan agreement. The mortgage loan agreement includes representations, warranties, affirmative and restrictive covenants and other provisions customary for agreements of this nature. The mortgage loan agreement also includes customary events of default, including, among others, principal and interest payment defaults and breaches of affirmative or negative covenants; the mortgage loan agreement does not contain any financial maintenance covenants. Upon the occurrence of an event of default, the lenders may avail themselves of various customary remedies under the loan agreement and other agreements executed in connection therewith or applicable law, including accelerating the loan facility and realizing on the real property collateral or pledged collateral.

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

This mortgage loan was assumed in connection with the separation from SITE Centers on July 1, 2018.  At September 30, 2018, the mortgage balance outstanding was $1.15 billion.

Allocated RVI Predecessor Interest

Prior to the separation, included in interest expense was $4.4 million for the period from January 1, 2018 to June 30, 2018 and $9.2 million and $25.6 million, respectively, for the three and nine months ended September 30, 2017 of interest expense on SITE Centers’ unsecured debt, excluding debt that was specifically attributable to RVI.  Interest expense was allocated by calculating the unencumbered net assets of each property held by RVI as a percentage of SITE Centers’ total consolidated unencumbered net assets and multiplying that percentage by the interest expense on SITE Centers’ unsecured debt (Note 2).

7.	Financial Instruments and Fair Value Measurements

The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

Cash and Cash Equivalents, Restricted Cash, Accounts Receivable and Accounts Payable and Other Liabilities

The carrying amounts reported in the Company’s combined and consolidated balance sheets for these financial instruments approximated fair value because of their short-term maturities.

Debt

The fair market value of the Parent Company unsecured debt is determined using the trading price of SITE Centers’ public debt. The fair market value for all other debt is estimated using a discounted cash flow technique that incorporates future contractual interest and principal payments and a market interest yield curve with adjustments for duration, optionality and risk profile, including the Company’s non-performance risk and loan to value. The Company’s Parent Company unsecured debt and all other debt are classified as Level 2 and Level 3, respectively, in the fair value hierarchy.

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.

Debt instruments with carrying values that are different than estimated fair values are summarized as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	The Company		RVI Predecessor
Parent Company unsecured debt	$—	$—	$813,308	$841,440
Mortgage indebtedness	1,128,780	1,191,325	320,844	329,161
	$1,128,780	$1,191,325	$1,134,152	$1,170,601

Interest Rate Cap

In March 2018, the Company entered into a $1.35 billion interest rate cap, in connection with entering into the mortgage loan (Note 6). At September 30, 2018, the notional amount of the interest rate cap was $1.15 billion.  The fair value of the interest rate cap was $4.8 million at September 30, 2018, and was included in Other Assets. Changes in fair value are marked-to-market to earnings in Other Income (Expense). For the period from July 1, 2018 to September 30, 2018 and the period from January 1, 2018 to June 30, 2018, income of $0.4 million and $0.2 million, respectively, was recorded.  The Company did not elect to apply hedge accounting related to the interest rate cap and has applied the guidance under economic hedging. As such, the Company has elected the policy to classify cash flows related to an economic hedge following the cash flows of the hedged item.

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

8.	Preferred Stock, Common Shares and Common Shares in Treasury

Preferred Stock

On June 30, 2018, the Company issued 1,000 shares of its series A preferred stock (the “RVI Preferred Shares”) to SITE Centers, which are noncumulative and have no mandatory dividend rate.  The RVI Preferred Shares rank, with respect to dividend rights, and rights upon liquidation, dissolution or winding up of the Company, senior in preference and priority to the Company’s common shares and any other class or series of the Company’s capital stock.  Subject to the requirement that the Company distribute to its common shareholders the minimum amount required to be distributed with respect to any taxable year in order for the Company to maintain its status as a REIT and to avoid U.S. federal income taxes, the RVI Preferred Shares will be entitled to a dividend preference for all dividends declared on the Company’s capital stock at any time up to a “preference amount” equal to $190 million in the aggregate, which amount may increase by up to an additional $10 million if the aggregate gross proceeds of the Company’s asset sales subsequent to July 1, 2018 exceeds $2.0 billion. Notwithstanding the foregoing, the RVI Preferred Shares are only entitled to receive dividends when, as and if declared by the Company’s Board of Directors and the Company’s ability to pay dividends is subject to any restrictions set forth in the terms of its indebtedness.  Upon payment to SITE Centers of aggregate dividends on the RVI Preferred Shares equaling the maximum preference amount of $200 million, the RVI Preferred Shares are required to be redeemed by the Company for $1.00 per share.

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

The Company may redeem the RVI Preferred Shares, or any part thereof, at any time at a price payable per share calculated by dividing the number of RVI Preferred Shares outstanding on the redemption date into the difference of (x) $200 million minus (y) the aggregate amount of dividends previously distributed on the RVI Preferred Shares to be redeemed.  The RVI Preferred Shares are classified as Preferred Redeemable Equity outside of permanent equity in the consolidated balance sheets due to the redemption provisions.

Common Shares

On July 1, 2018, the Company issued 18,465,165 common shares (Note 1).  The Company’s common shares have a $0.10 per share par value.

Treasury Shares

The Company’s share repurchases are reflected as treasury shares utilizing the cost method of accounting and are presented as a reduction to consolidated shareholders’ equity.  Reissuances of the Company’s treasury shares at an amount below cost are recorded as a charge to paid-in capital due to the Company’s cumulative distributions in excess of net income.

9.	Commitments and Contingencies

Hurricane Loss

In 2017, Hurricane Maria made landfall in Puerto Rico. At September 30, 2018, the Company owned 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA. One of the 12 assets (Plaza Palma Real, consisting of approximately 0.4 million of Company-owned GLA) was severely damaged and is currently not operational, except for two anchor tenants and a few other tenants representing a minimal amount of Company-owned GLA. The other 11 assets sustained varying degrees of damage, consisting primarily of roof and HVAC system damage and water intrusion. Although some of the tenant spaces remain untenantable, a majority of the Company’s leased space that was open prior to the storm was open for business at October 31, 2018.

The Company has engaged various consultants to assist with the damage scoping assessment. The Company continues to work with its consultants to finalize the scope and schedule of work to be performed. Restoration work is underway at all of the shopping centers, including Plaza Palma Real. The Company anticipates that repairs will be substantially complete at all 12 properties by the fourth quarter of 2019. The timing and schedule of additional repair work to be completed are highly dependent upon any changes in the scope of work, as well as the availability of building materials, supplies, skilled labor and proceeds from insurance claims.

The Company maintains insurance on its assets in Puerto Rico with policy limits of approximately $330 million for both property damage and business interruption. The Company’s insurance policies are subject to various terms and conditions, including a combined property damage and business interruption deductible of approximately $6.0 million. The Company expects that its insurance for property damage and business interruption claims will include the costs to clean up, repair and rebuild the properties, as well as lost revenue. Certain continental U.S.-based anchor tenants maintain their own property insurance on their Company-owned premises and are expected to make the required repairs to their stores. The Company is unable to estimate the impact of potential increased costs associated with resource constraints in Puerto Rico relating to building materials, supplies and labor. The Company believes it maintains adequate insurance coverage on each of its properties and is working closely with the insurance carriers to obtain the maximum amount of insurance recovery provided under the policies. However, the Company can give no assurances as to the amounts of such claims, timing of payments and resolution of the claims.

As of September 30, 2018, the estimated net book value of the property damage written off for damage to the Company’s Puerto Rico assets was $78.8 million. However, the Company continues to assess the impact of the hurricane on its properties, and the final net book value write-offs could vary significantly from this estimate. Any changes to this estimate will be recorded in the periods in which they are determined.

The Company’s Property Insurance Receivable was $48.5 million at September 30, 2018, which represents estimated insurance recoveries related to the net book value of the property damage written off, as well as other expenses, as the Company believes it is probable that the insurance recovery, net of the deductible, will exceed the net book value of the damaged property. The outstanding receivable is recorded as Property Insurance Receivable on the Company’s consolidated balance sheet as of September 30, 2018.

The Company’s business interruption insurance covers lost revenue through the period of property restoration and for up to 365 days following completion of restoration. For the period from July 1, 2018 to September 30, 2018 (the Company) and the period from January 1, 2018 to June 30, 2018 (RVI Predecessor), rental revenues of $2.4 million and $6.6 million, respectively, were not recorded because of lost tenant revenue attributable to Hurricane Maria that has been partially defrayed by insurance proceeds. The Company will record revenue for covered business interruption in the period it determines that it is probable it will be compensated and all the applicable contingencies with the insurance company have been resolved. This income recognition criteria will likely result in business interruption insurance proceeds being recorded in a period subsequent to the period that the Company experiences lost revenue from the damaged properties. For the period from July 1, 2018 to September 30, 2018 and the period from January 1, 2018 to June 30, 2018, the Company received insurance proceeds of approximately $2.4 million and $5.1 million, respectively, related to business interruption claims, which is recorded on the Company’s combined and consolidated statements of operations as Business Interruption Income.

Pursuant to the terms of the Separation and Distribution Agreement in connection with the separation from SITE Centers, SITE Centers will be entitled to property damage insurance claim proceeds for unreimbursed restoration costs incurred through June 30, 2018, as well as business interruption losses for the same period.  Business interruption proceeds will continue to be recorded to revenue in the period that it is determined that SITE Centers will be compensated and all applicable contingencies will the insurer have been resolved.

Commitments and Guaranties

The Company has entered into agreements with general contractors related to its shopping centers aggregating commitments of approximately $25.9 million as of September 30, 2018.

10.	Impairment Charges

Impairment charges were recorded on assets based on the difference between the carrying value of the assets and the estimated fair market value of $4.4 million and $48.7 million for the period from July 1, 2018 to September 30, 2018 (the Company) and the period from January 1, 2018 to June 30, 2018 (RVI Predecessor), respectively, and $8.6 million for the nine months ended September 30, 2017 (RVI Predecessor).

The impairments recorded on nine assets in 2018 primarily were triggered by indicative bids received and changes in market assumptions due to the disposition process.   The impairments recorded during the nine months ended September 30, 2017 primarily were triggered by changes in asset hold-period assumptions and/or expected future cash flows.

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

For operational real estate assets, the significant assumptions included the capitalization rate used in the income capitalization valuation as well as the projected property net operating income. These valuation adjustments were calculated based on market conditions and assumptions made by SITE Centers or the Company at the time the valuation adjustments and impairments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change.

The following table presents information about the Company’s impairment charges on nonfinancial assets that were measured on a fair value basis for the period from July 1, 2018 to September 30, 2018.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
Long-lived assets held and used
September 30, 2018	$—	$—	$56.2	$56.2	$4.4

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range
Description	September 30, 2018	Valuation Technique	Unobservable Inputs	2018
Impairment of consolidated assets	$56.2	Indicative Bid(A)	Indicative Bid(A)	N/A

The following table presents information about the RVI Predecessor’s impairment charges on nonfinancial assets that were measured on a fair value basis for the period from January 1, 2018 to June 30, 2018.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company or SITE Centers to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
Long-lived assets held and used
June 30, 2018	$—	$—	$403.4	$403.4	$48.7

The following table presents quantitative information about the significant unobservable inputs used by the Company or SITE Centers’ management to determine the fair value of non-recurring items (in millions):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range
Description	June 30, 2018	Valuation Technique	Unobservable Inputs	2018
Impairment of combined assets	$162.4	Indicative Bid(A)	Indicative Bid(A)	N/A
	241.0	Income Capitalization Approach	Market Capitalization Rate	7.4%-9.3%
(A)

Fair value measurements based upon indicative bids were developed by third-party sources (including offers and comparable sales values), subject to SITE Centers’ corroboration for reasonableness. The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated fair values.

11.	Transactions with SITE Centers

The following table presents fees and other amounts charged by SITE Centers (in thousands):

	For the Period from	For the Three	For the Period from	For the Nine
	July 1, 2018 to	Months Ended	January 1, 2018 to	Months Ended
	September 30, 2018	September 30, 2017	June 30, 2018	September 30, 2017
	The Company	RVI Predecessor
Management fees(A)	$3,283	$3,329	$6,819	$10,301
Asset management fees (B)	3,269	—	—	—
Leasing commissions(C)	665	—	982	—
Insurance premiums(D)	—	1,000	2,084	3,009
Maintenance services and other(E)	406	577	1,085	1,808
Disposition fees(F)	1,622	—	1,058	—
Credit facility guaranty fees(G)	60	—	—	—
Legal fees(H)	266	—	—	—
	$9,571	$4,906	$12,028	$15,118
(A)	Management fees are generally calculated based on a percentage of tenant cash receipts for each property pursuant to its property management arrangements.
(B)	Asset management fees are generally calculated at 0.5% per annum of the gross asset value of the properties that is determined every six months.
(C)	Leasing commissions represent fees charged for the execution of the leasing of retail space. Leasing commissions are included within Real Estate Assets on the combined and consolidated balance sheets.
(D)

For periods prior to July 1, 2018, SITE Centers arranged for insurance coverage for the 38 properties in the continental U.S. from insurers authorized to do business in the United States, which provided liability and property coverage. The Company remitted to SITE Centers insurance premiums associated with these insurance policies. Insurance premiums are included within Operating and Maintenance on the combined statements of operations.

(E)

Maintenance services represents amounts charged to the properties for the allocation of compensation and other benefits of personnel directly attributable to the management of the properties. Amounts are recorded in Operating and Maintenance on the combined and consolidated statements of operations.

(F)	Disposition fees equal 1% of the gross sales price of each asset sold. Disposition fees are included within Gain on Disposition of Real Estate on the consolidated statements of operations.
(G)

For periods after July 1, 2018, the credit facility guaranty fees equal 0.20% of the annual aggregate commitments under the Revolving Credit Agreement plus an amount equal to 5.0% per annum times the average aggregate outstanding daily principal amount of such loans plus the aggregate stated average daily amount of outstanding letters of credit (Note 4).  Credit facility guaranty fees are included within Other Expense on the consolidated statements of operations.

(H)	Legal fees charged for collection activity, negotiating and reviewing tenant leases and contracts for asset dispositions.

As of September 30, 2018 and December 31, 2017, the Company had amounts payable to SITE Centers of $36.5 million and $0.2 million, respectively.  The amounts are included as Payables to SITE Centers on the combined and consolidated balance sheets and in 2018 primarily represent amounts owed to SITE Centers for restricted cash escrows and insurance proceeds and in 2017 represent services and fees discussed above.

Net Transactions with SITE Centers shown in the combined and consolidated statements of equity include contributions from and distributions to SITE Centers, which are the result of treasury activities and net funding provided by or distributed to SITE Centers prior to the separation from SITE Centers in addition to the indirect costs and expenses allocated to RVI Predecessor by SITE Centers as described in Note 2.

12.Earnings Per Share

The following table provides a reconciliation of net loss from continuing operations and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts).

For the Period from
July 1, 2018 to
September 30, 2018
Numerators – Basic and Diluted
Loss from continuing operations	$(3,882)
Plus: Gain on disposition of real estate	9,835
Net income attributable to common shareholders after allocation to participating securities	$5,953
Denominators – Number of Shares
Basic and Diluted—Average shares outstanding	18,464
Income Per Share:
Basic and Diluted	$0.32

Basic average shares outstanding do not include 33 thousand restricted share units issued to outside directors in consideration for their compensation that were not vested at September 30, 2018.

13. Income Taxes

On August 22, 2018, the Puerto Rico Department of Treasury (“PR Treasury”) approved a closing agreement that will transfer to the Company a certain closing agreement previously entered into between SITE Centers and PR Treasury (the “Closing Agreement”).  PR Treasury agreed to the transfer of the Closing Agreement to the Company under its current terms and conditions. In general, pursuant to the Closing Agreement the Company will be exempt from Puerto Rico income taxes so long as it qualifies as a REIT in the U.S. and distributes at least 90% of its Puerto Rico net taxable income to its shareholders every year. Distributions of Puerto Rico sourced net taxable income to Company shareholders will be subject to a 10% Puerto Rico withholding tax.

The Company intends to elect to be treated as a REIT under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ending December 31, 2018, and intends to maintain its status as a REIT for U.S. federal income tax purposes in future periods.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its taxable income to its shareholders.  It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status.  As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes to its shareholders.

If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain foreign, state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income.  In addition, the Company has a taxable REIT Subsidiary (“TRS”) that is subject to federal, state and local income taxes on any taxable income generated from its operational activity.

In order to maintain its REIT status, the Company must meet certain income tests to ensure that its gross income consists of passive income and not income from the active conduct of a trade or business.  The Company utilizes its TRS to hold properties that may be subject to short-term sales that would otherwise be subject to the prohibited transaction tax.

14.Segment Information

The Company has two reportable operating segments:  continental U.S. and Puerto Rico.  The table below presents information about the Company’s reportable operating segments (in thousands):

	For the Period from July 1, 2018 to September 30, 2018
	Continental U.S.	Puerto Rico	Other	Total
The Company
Lease revenue and other property revenue	$44,692	$24,963		$69,655
Rental operation expenses	(12,961)	(6,477)		(19,438)
Net operating income	31,731	18,486		50,217
Impairment charges				(4,420)
Depreciation and amortization			$(22,138)	(22,138)
Unallocated expenses(A)			(27,386)	(27,386)
Hurricane property loss, net		(155)		(155)
Loss from continuing operations				$(3,882)

As of September 30, 2018:
Total gross real estate assets	$1,563,394	$1,011,223		$2,574,617

	For the Period from January 1, 2018 to June 30, 2018
	Continental U.S.	Puerto Rico	Other	Total
RVI Predecessor
Lease revenue and other property revenue	$103,264	$51,970		$155,234
Rental operation expenses	(30,228)	(13,951)		(44,179)
Net operating income	73,036	38,019		111,055
Impairment charges				(48,680)
Depreciation and amortization			$(50,144)	(50,144)
Unallocated expenses(A)			(198,615)	(198,615)
Hurricane property loss, net		(868)		(868)
Loss from continuing operations				$(187,252)

	For the Three Months Ended September 30, 2017
	Continental U.S.	Puerto Rico	Other	Total
RVI Predecessor
Lease revenue and other property revenue	$60,173	$24,570		$84,743
Rental operation expenses	(14,887)	(7,434)		(22,321)
Net operating income	45,286	17,136		62,422
Depreciation and amortization			$(30,042)	(30,042)
Unallocated expenses(A)			(37,804)	(37,804)
Hurricane property and impairment loss, net		(6,089)		(6,089)
Loss from continuing operations				$(11,513)

	For the Nine Months Ended September 30, 2017
	Continental U.S.	Puerto Rico	Other	Total
RVI Predecessor
Lease revenue and other property revenue	$167,263	$80,251		$247,514
Rental operation expenses	(45,480)	(21,623)		(67,103)
Net operating income	121,783	58,628		180,411
Impairment charges				(8,600)
Depreciation and amortization			$(90,571)	(90,571)
Unallocated expenses(A)			(101,009)	(101,009)
Hurricane property and impairment loss, net		(6,089)		(6,089)
Loss from continuing operations				$(25,858)

(A)

Unallocated expenses consist of Property and Asset Management Fees, General and Administrative Expenses, Interest Expense, Other Expenses and Tax Expense as listed in the Company’s combined and consolidated statements of operations.

15.Subsequent Events

Asset Sales

From October 1, 2018 to November 2, 2018, the Company sold one shopping centers for $44.8 million.  Net proceeds were used to repay mortgage debt outstanding.

In October 2018, restricted cash of $61.9 million generated from prior asset sales was used to repay mortgage debt.

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

Executive Summary

Retail Value Inc. (“RVI” or the “Company”) (NYSE: RVI) is an Ohio company formed in December 2017 that owns and operates a portfolio of retail real estate assets located in the continental U.S. and Puerto Rico.  The Company intends to realize value for shareholders through the operations and sales of the Company’s assets.  Prior to the Company’s separation on July 1, 2018, the Company was a wholly-owned subsidiary of SITE Centers Corp., formerly known as DDR Corp. (“SITE Centers” or the “Parent Company”).

In order to consummate the Company’s separation from SITE Centers, on July 1, 2018, the Company and SITE Centers entered into a separation and distribution agreement (the “Separation and Distribution Agreement”), pursuant to which, among other things, SITE Centers agreed to transfer properties and certain related assets, liabilities and obligations to RVI and to distribute 100% of the outstanding common shares of RVI to holders of record of SITE Centers’ common shares as of the close of business on June 26, 2018, the record date. On July 1, 2018, the separation date, holders of SITE Centers’ common shares received one common share of RVI for every ten shares of SITE Centers’ common stock held on the record date.  In connection with the separation, SITE Centers retained 1,000 shares of RVI’s series A preferred stock (the “RVI Preferred Shares”) having an aggregate dividend preference equal to $190 million, which amount may increase by up to an additional $10 million depending on the amount of aggregate gross proceeds generated by RVI asset sales.

As of September 30, 2018, the Company’s portfolio consisted of 30 continental U.S. assets located in 15 states and 12 Puerto Rico assets and totaled 14.8 million square feet of Company-owned gross leasable area (“GLA”). The Company’s continental U.S. assets comprised 66% and the properties in Puerto Rico comprised 34% of its total combined revenue for the nine-month period ended September 30, 2018. The Company’s centers have a diverse tenant base that include national retailers such as Walmart/Sam’s Club, Bed, Bath & Beyond, the TJX Companies (T.J. Maxx, Marshalls and HomeGoods), Best Buy, PetSmart, Ross Stores, Kohl’s, Dick’s Sporting Goods and Michaels. At September 30, 2018, the aggregate occupancy of the Company’s shopping center portfolio was 89.8%, and the average annualized base rent per occupied square foot was $15.38.

The Company sold the following assets (in thousands):

Date Sold	Property Name	City, State	Total Owned GLA	Gross Sales Price
4/17/18	Silver Spring Square	Mechanicsburg, PA	343	$80,810
6/27/18	The Walk at Highwoods Preserve	Tampa, FL	141	25,025
7/6/18	Tequesta Shoppes	Tequesta, FL	110	14,333
7/10/18	Lake Walden Square	Plant City, FL	245	29,000
8/1/18	East Lloyd Commons	Evansville, IN	160	23,000
8/13/18	Grandville Marketplace	Grandville, MI	224	16,700
8/29/18	Brandon Blvd Shoppes	Valrico, FL	86	14,650
9/14/18	Gresham Station	Gresham, OR	342	64,500
			1,651	$268,018

In February 2018, the Company incurred $1.35 billion of mortgage financing. The Company expects to focus on realizing value in its portfolio through operations and sales of its assets. The Company primarily intends to use net asset sale proceeds to repay mortgage debt. In addition, pursuant to the Separation and Distribution Agreement, and subject to maintaining its status as a Real Estate Investment Trust (“REIT”), the Company has agreed to repay certain cash balances held in restricted accounts on the separation date in connection with the mortgage loan. The Company has agreed to pay these amounts ($36.5 million as of September 30, 2018) to SITE Centers as soon as reasonably possible out of its operating cash flow but in no event later than March 31, 2020.

Manager

In connection with the Company’s separation from SITE Centers, on July 1, 2018, the Company entered into an external management (the “External Management Agreement”) which, together with various property management agreements, governs the fees, terms and conditions pursuant to which SITE Centers serves as the manager.  The Company does not have any employees. In general, either the Company or SITE Centers may terminate these management agreements on December 31, 2019, or at the end of any six-month renewal period thereafter.

Pursuant to the External Management Agreement, the Company pays SITE Centers and certain of its subsidiaries a monthly asset management fee in an aggregate amount of 0.5% per annum of the gross asset value of the Company’s properties (calculated in accordance with the terms of the External Management Agreement). The External Management Agreement also provides for the reimbursement of certain expenses incurred by SITE Centers in connection with the services it provides to the Company along with the payment of transaction-based fees to SITE Centers in the event of any debt financings or change of control transactions.

Pursuant to the property management agreements, the Company pays SITE Centers and certain of its subsidiaries 3.5% and 5.5% of the gross revenue (as calculated in accordance with the terms of the property management agreements) of the Company’s non-Puerto Rico properties and the Puerto Rico properties, respectively, on a monthly basis. The property management agreements also provide for the payment to SITE Centers of certain leasing commissions and a disposition fee of 1% of the gross sale price of each asset sold by the Company.

Company Activity

The following is a summary of the Company’s operational statistics as of September 30, 2018:

	Continental U.S.	Puerto Rico
Shopping center count	30	12
Gross Leasable Area (thousands)	10,399	4,431
Occupancy rate	91.9%	84.7%
Annualized Base Rent PSF	$13.50	$20.65

RESULTS OF OPERATIONS

Revenues from Operations (in thousands)

	For the Three Months
	Ended September 30,
	2018	2017	$ Change
	The Company	RVI Predecessor
Base and percentage rental revenues	$48,944	$53,992	$(5,048)
Recoveries from tenants	16,057	19,264	(3,207)
Other income	2,250	11,487	(9,237)
Business interruption income	2,404	—	2,404
Total revenues	$69,655	$84,743	$(15,088)

	For the Period from	For the Period from	For the Nine
	July 1, 2018 to	January 1, 2018 to	Months Ended	YTD
	September 30, 2018	June 30, 2018	September 30, 2017	$ Change
	The Company	RVI Predecessor
Base and percentage rental revenues(A)	$48,944	$104,837	$171,665	$(17,884)
Recoveries from tenants(B)	16,057	37,345	59,358	(5,956)
Other income(C)	2,250	7,952	16,491	(6,289)
Business interruption income(D)	2,404	5,100	—	7,504
Total revenues (E), (F)	$69,655	$155,234	$247,514	$(22,625)
(A)	Includes a reduction associated with Hurricane Maria for the Puerto Rico properties that has been partially defrayed by insurance proceeds as noted in (D) and (E) below.

The following tables present the statistics for the Company’s portfolio affecting base and percentage rental revenues:

	Shopping Center Portfolio September 30,
	2018	2017
	The Company	RVI Predecessor
Centers owned	42	50
Aggregate occupancy rate	89.8%	91.3%
Average annualized base rent per occupied square foot	$15.38	$15.26

The decrease in the occupancy rate primarily was due to a combination of anchor store tenant expirations and bankruptcies throughout 2017. The 2018 occupancy rate reflects the impact of unabsorbed vacancy related to Toys “R” Us/Babies “R” Us locations rejected in the retailer’s bankruptcy proceeding in 2018, other bankruptcies and lower occupancy rates within the Puerto Rico portfolio, offset by new leasing activity and the sale of assets with a lower occupancy rate versus the portfolio average.

(B)

Recoveries were approximately 80.8% and 81.9% of reimbursable operating expenses and real estate taxes for the nine-month periods ended September 30, 2018 and 2017, respectively. The overall decreased percentage of recoveries from tenants primarily was attributable to the impact of the occupancy loss discussed above, as well as conversions to gross leases in Puerto Rico where tenants did not separately contribute toward expenses. Also, 2018 was impacted by a reduction in income associated with Hurricane Maria for the Puerto Rico properties that has been partially defrayed by insurance proceeds as noted in (D) and (E) below.

(C)	Composed of the following (in thousands):

		For the Three Months
		Ended September 30,
		2018	2017	$ Change
		The Company	RVI Predecessor
Ancillary and other property income		$2,239	$2,353	$(114)
Lease termination fees		11	9,134	(9,123)
		$2,250	$11,487	$(9,237)

	For the Period from	For the Period from	For the Nine
	July 1, 2018 to	January 1, 2018 to	Months Ended	YTD
	September 30, 2018	June 30, 2018	September 30, 2017	$ Change
	The Company	RVI Predecessor
Ancillary and other property income	$2,239	$5,042	$7,087	$194
Lease termination fees	11	2,910	9,404	(6,483)
	$2,250	$7,952	$16,491	$(6,289)

The Company recorded a lease termination fee of $2.2 million in the period from January 1, 2018 to June 30, 2018 related to the receipt of a building triggered by an anchor tenant’s termination of a ground lease at a shopping center in Erie, Pennsylvania.

(D)	Represents payments received in 2018 from the Company’s insurance company related to its claims for business interruption losses incurred at its Puerto Rico properties associated with Hurricane Maria.
(E)

The Company did not record $9.0 million of revenues in 2018 because of lost tenant revenue attributable to Hurricane Maria that has been partially defrayed by the receipt of business interruption insurance proceeds as noted above. See further discussion in both “Contractual Obligations and Other Commitments” and Note 9, “Commitments and Contingencies,” to the Company’s combined and consolidated financial statements included herein.

(F)

The change in Total Revenues was impacted by asset sales as discussed in the previous section resulting in a decrease of $2.5 million in the continental U.S., as well as the other factors listed above and are composed of the following:

Total Revenues
Continental U.S.	$(19.3)
Puerto Rico	(3.3)
$(22.6)

Expenses from Operations (in thousands)

		For the Three Months
		Ended September 30,
		2018	2017	$ Change
		The Company	RVI Predecessor
Operating and maintenance		$10,376	$12,662	$(2,286)
Real estate taxes		9,062	9,659	(597)
Property and asset management fees		6,552	3,329	3,223
Impairment charges		4,420	—	4,420
Hurricane property and impairment loss, net		155	6,089	(5,934)
General and administrative		1,009	3,048	(2,039)
Depreciation and amortization		22,138	30,042	(7,904)
		$53,712	$64,829	$(11,117)

	For the Period from	For the Period from	For the Nine
	July 1, 2018 to	January 1, 2018 to	Months Ended	YTD
	September 30, 2018	June 30, 2018	September 30, 2017	$ Change
	The Company	RVI Predecessor
Operating and maintenance(A)	$10,376	$24,608	$38,106	$(3,122)
Real estate taxes(A)	9,062	19,571	28,997	(364)
Property and asset management fees	6,552	6,819	10,301	3,070
Impairment charges(B)	4,420	48,680	8,600	44,500
Hurricane property and impairment loss, net(C)	155	868	6,089	(5,066)
General and administrative(D)	1,009	7,638	14,089	(5,442)
Depreciation and amortization(E)	22,138	50,144	90,571	(18,289)
	$53,712	$158,328	$196,753	$15,287

(A)

The changes in Operating and Maintenance and Real Estate Taxes were impacted by asset sales as discussed in the previous section, resulting in decreases of $0.7 million and $0.2 million, respectively, in the Continental U.S. and are composed of the following:

	Operating and Maintenance	Real Estate Taxes
Continental U.S.	$(2.0)	$(0.3)
Puerto Rico	(1.1)	(0.1)
	$(3.1)	$(0.4)
(B)

The Company and the RVI Predecessor recorded impairment charges in 2018 related to nine shopping centers marketed for sale. Changes in (i) an asset’s expected future undiscounted cash flows due to changes in market conditions, (ii) various courses of action that may occur or (iii) holding periods each could result in the recognition of additional impairment charges. Impairment charges are presented in Note 10, “Impairment Charges,” to the Company’s combined and consolidated financial statements included herein.

(C)

The Hurricane Property Loss is more fully described in “Contractual Obligations and Other Commitments” later in this section and Note 9, “Commitments and Contingencies,” to the Company’s combined and consolidated financial statements included herein.

(D)

Subsequent to the separation, primarily represents legal and accounting services and board compensation.  Prior to the separation, primarily represents the allocation of indirect costs and expenses incurred by SITE Centers related to the Company’s business consisting of compensation and other general and administrative expenses that have been allocated using the property revenue of the Company. Included in the allocation for the period from January 1, 2018 to June 30, 2018 and the nine months ended September 30, 2017, are employee separation charges aggregating $1.1 million and $3.7 million, respectively, related to SITE Centers’ management transition and staffing reduction. For the period from January 1, 2018 to June 30, 2018, general and administrative expenses of $7.6 million less the separation charges of $1.1 million were approximately 4.2% of total revenues.  For the nine months ended September 30, 2017, general and administrative expenses of $14.1 million less the separation charges of $3.7 million were approximately 4.2% of total revenues.

(E)	Depreciation expense was lower in 2018, primarily as a result of the write-off of assets in Puerto Rico as a result of the hurricane damage assets that were fully amortized in 2017.

Other Income and Expenses (in thousands)

		For the Three Months
		Ended September 30,
		2018	2017	$ Change
		The Company	RVI Predecessor
Interest expense		$(17,050)	$(22,516)	$5,466
Debt extinguishment costs		(2,713)	—	(2,713)
Transaction costs		(179)	—	(179)
Other income (expense), net		445	(19)	464
		$(19,497)	$(22,535)	$3,038

	For the Period from	For the Period from	For the Nine
	July 1, 2018 to	January 1, 2018 to	Months Ended	YTD
	September 30, 2018	June 30, 2018	September 30, 2017	$ Change
	The Company	RVI Predecessor
Interest expense(A)	$(17,050)	$(37,584)	$(67,425)	$12,791
Debt extinguishment costs(B)	(2,713)	(109,036)	—	(111,749)
Transaction costs(C)	(179)	(33,325)	—	(33,504)
Other income (expense), net	445	(3)	(21)	463
	$(19,497)	$(179,948)	$(67,446)	$(131,999)

(A)

At September 30, 2018, the GAAP interest rate of the Company’s mortgage was 5.72%.  Prior to the separation, the weighted-average interest rate of the Company’s Parent Company unsecured debt and mortgages (based on contractual rates, excluding fair market value adjustments, discounts and debt issuance costs) at September 30, 2017 was 4.5%. The decrease in interest expense primarily was due to a change in the amount of debt outstanding, as well as the terms due to the issuance of the $1.35 billion mortgage loan in February 2018. In addition, the amount of interest expense allocated from SITE Centers was lower due to the issuance of the mortgage loan.

Interest costs capitalized in conjunction with redevelopment projects were $0.3 million for the period from July 1, 2018 to September 30, 2018, $0.1 million for the period from January 1, 2018 to June 30, 2018 and $ 0.1 million and $0.3 million for the three and nine months ended September 30, 2017, respectively.

(B)

Includes debt extinguishment costs of $107.1 million, which are primarily a result of costs incurred from the redemption of Parent Company unsecured debt and mortgages repaid in connection with the Company entering into the $1.35 billion financing agreement.

(C)	Costs related to the Company’s separation from SITE Centers.

Tax expense, Disposition of Real Estate and Net Income (Loss) (in thousands)

	For the Three Months
	Ended September 30,
	2018	2017	$ Change
	The Company	RVI Predecessor
Tax expense	$(328)	$(8,892)	$8,564
Gain on disposition of real estate, net	9,835	149	9,686
Net income (loss)	5,953	(11,364)	17,317

	For the Period from	For the Period from	For the Nine
	July 1, 2018 to	January 1, 2018 to	Months Ended	YTD
	September 30, 2018	June 30, 2018	September 30, 2017	$ Change
	The Company	RVI Predecessor
Tax expense(A)	$(328)	$(4,210)	$(9,173)	$4,635
Gain on disposition of real estate, net(B)	9,835	13,096	596	22,335
Net income (loss)(C)	5,953	(174,156)	(25,262)	(142,941)
(A)	The Company wrote-off the remaining $4.0 million Puerto Rico prepaid tax asset as of June 30, 2018.
(B)	Related to the sale of six assets in the third quarter of 2018, two assets in the second quarter of 2018 and a release of a deferred obligation in 2017.
(C)	The increase in net loss primarily is attributable to debt extinguishment, transaction costs and increased impairment charges recorded in 2018.

NON-GAAP FINANCIAL MEASURES

Funds from Operations and Operating Funds from Operations

Definition and Basis of Presentation

The Company believes that Funds from Operations, or FFO, and Operating FFO, both non-GAAP financial measures, provide additional and useful means to assess the financial performance of REITs. FFO and Operating FFO are frequently used by the real estate industry, as well as securities analysts, investors and other interested parties, to evaluate the performance of REITs.  The Company also believes that FFO and Operating FFO more appropriately measure the core operations of the Company and provide benchmarks to its peer group.

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

FFO is generally defined and calculated by the Company as net income (loss) (computed in accordance with GAAP), adjusted to exclude (i) gains and losses from disposition of depreciable real estate property, which are presented net of taxes, if any, (ii) impairment charges on depreciable real estate property and (iii) certain non-cash items. These non-cash items principally include real property depreciation and amortization of intangibles. The Company’s calculation of FFO is consistent with the definition of FFO provided by the National Association of Real Estate Investment Trusts (“NAREIT”).

The Company believes that certain charges and income recorded in its operating results are not comparable or reflective of its core operating performance. Operating FFO is useful to investors as the Company removes non-comparable charges and income to analyze the results of its operations and assess performance of the core operating real estate portfolio.  As a result, the Company also computes Operating FFO and discusses it with the users of its financial statements, in addition to other measures such as net income (loss) determined in accordance with GAAP and FFO. Operating FFO is generally defined and calculated by the Company as FFO excluding certain charges and gains that management believes are not comparable and indicative of the results of the Company’s operating real estate portfolio. Such adjustments include gains/losses on the sale of non-depreciable real estate, impairments of non-depreciable real estate, gains/losses on the early extinguishment of debt, net hurricane-related losses, transaction costs and other restructuring type costs. The disclosure of these charges and income is generally requested by users of the Company’s financial statements.

The adjustment for these charges and income may not be comparable to how other REITs or real estate companies calculate their results of operations, and the Company’s calculation of Operating FFO differs from NAREIT’s definition of FFO. Additionally, the Company provides no assurances that these charges and income are non-recurring. These charges and income could be reasonably expected to recur in future results of operations.

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

The Company’s management recognizes the limitations of FFO and Operating FFO when compared to GAAP’s net income. FFO and Operating FFO do not represent amounts available for dividends, capital replacement or expansion, debt service obligations or other commitments and uncertainties. The Company’s management does not use FFO or Operating FFO as an indicator of the Company’s cash obligations and funding requirements for future commitments or redevelopment activities. Neither FFO nor Operating FFO represents cash generated from operating activities in accordance with GAAP, and neither is necessarily indicative of cash available to fund cash needs. Neither FFO nor Operating FFO should be considered an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity. FFO and Operating FFO are simply used as additional indicators of the Company’s operating performance. The Company believes that to further understand its performance, FFO and Operating FFO should be compared with the Company’s reported net loss and considered in addition to cash flows determined in accordance with GAAP, as presented in its combined and consolidated financial statements. Reconciliations of these measures to their most directly comparable GAAP measure of net loss have been provided below.

Reconciliation Presentation

FFO and Operating FFO were as follows (in thousands):

		Three Months
		Ended September 30,
		2018	2017	$ Change
		The Company	RVI Predecessor
FFO		$22,638	$17,575	$5,063
Operating FFO		25,237	29,386	(4,149)

	For the Period from	For the Period from	For the Nine
	July 1, 2018 to	January 1, 2018 to	Months Ended	YTD
	September 30, 2018	June 30, 2018	September 30, 2017	$ Change
	The Company	RVI Predecessor
FFO	$22,638	$(89,207)	$71,412	$(137,981)
Operating FFO	25,237	59,824	86,975	(1,914)

The decrease in FFO for the nine-month period primarily was a result of debt extinguishment charges and transaction costs incurred.

The Company’s reconciliation of net loss to FFO and Operating FFO is as follows (in thousands). The Company provides no assurances that these charges and income adjusted in the calculation of Operating FFO are non-recurring. These charges and gains could reasonably be expected to recur in future results of operations.

	For the Period from	For the Period from	For the Three	For the Nine
	July 1, 2018 to	January 1, 2018 to	Months Ended	Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2017
	The Company	RVI Predecessor
Net income (loss)	$5,953	$(174,156)	$(11,364)	$(25,262)
Depreciation and amortization of real estate investments	22,100	49,365	29,088	88,675
Impairment of depreciable real estate assets	4,420	48,680	—	8,600
Gain on disposition of depreciable real estate	(9,835)	(13,096)	(149)	(601)
FFO	22,638	(89,207)	17,575	71,412
Hurricane property loss, net(A)	152	2,338	3,015	3,015
Separation charges	—	1,138	—	3,745
Other (income) expense, net(B)	2,447	145,552	19	21
Valuation allowance of Puerto Rico prepaid tax asset	—	—	8,777	8,777
Loss on disposition of non-depreciable real estate	—	3	—	5
Non-operating items, net	2,599	149,031	11,811	15,563
Operating FFO	$25,237	$59,824	$29,386	$86,975

(A)	The hurricane property loss is summarized as follows (in thousands):
	For the Period from	For the Period from	For the Three	For the Nine
	July 1, 2018 to	January 1, 2018 to	Months Ended	Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2017
	The Company	RVI Predecessor
Lost tenant revenue	$2,401	$6,570	$2,582	$2,582
Business interruption income	(2,404)	(5,100)	—	—
Clean up costs and other uninsured expenses	155	868	433	433
	$152	$2,338	$3,015	$3,015
(B)	Amounts included in other income/expense as follows (in millions):
	For the Period from	For the Period from
	July 1, 2018 to	January 1, 2018 to
	September 30, 2018	June 30, 2018
	The Company	RVI Predecessor
Transaction and other (income) expense, net	$0.2	$36.5
Debt extinguishment costs, net	$2.3	109.0
	$2.5	$145.5

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company requires capital to fund its operating expenses, capital expenditures and investment activities. Absent the occurrence of an Amortization Period (as described above), the Company’s capital sources may include cash flow from operations and asset sales, as well as availability under its Revolving Credit Agreement (as defined below).

Debt outstanding was $1.2 billion and $1.1 billion at September 30, 2018 and December 31, 2017, respectively. The Company’s mortgage loan generally requires interest only payments. The Company intends to utilize net asset sale proceeds to repay the principal of this mortgage loan. In October 2018, loan repayments of $61.9 million were made from the use of restricted cash and additional asset sales.  Pursuant to the Separation and Distribution Agreement, all unrestricted cash in excess of $1 million was retained by SITE Centers in the separation. In addition, and subject to maintaining its status as a REIT, the Company has agreed to repay SITE Centers for certain cash held in restricted accounts at the time of the separation and other amounts as soon as reasonably possible out of the Company’s operating cash flow but in no event later than March 31, 2020. This payable to SITE Centers is $36.5 million at September 30, 2018.  While the Company currently believes it has several viable sources to obtain capital and fund its business, including capacity under the Revolving Credit Agreement, no assurance can be provided that its obligations, including the mortgage loan, will be refinanced or repaid as currently anticipated.

2018 Financing Activities

Overview

In February 2018, certain subsidiaries of the Company entered into a $1.35 billion mortgage loan, discussed below. The proceeds from the newly entered loan were used to repay all of the outstanding mortgage debt then outstanding with respect to the Company’s properties and Parent Company unsecured debt. In connection with this financing, the Company entered into an interest rate cap agreement with a LIBOR strike rate of 3.0% and a notional amount of $1.35 billion. Furthermore, the Company issued the RVI Preferred Shares to SITE Centers. Subject to the Company’s ability to distribute to the holders of the Company’s common shares amounts necessary to maintain its status as a REIT and to avoid payment of U.S. federal income taxes, the RVI Preferred Shares are entitled to a dividend preference for all dividends declared on the Company’s capital stock at any time up to the preference amount, as discussed below. The Company entered into the Revolving Credit Agreement which provides for borrowings of up to $30.0 million. The Company currently believes its existing sources of funds should be adequate for purposes of meeting its short-term liquidity needs.

Mortgage Financing

On February 14, 2018, certain wholly-owned subsidiaries of the Company entered into a mortgage loan with an initial aggregate principal amount of $1.35 billion. Proceeds of the loan were used to repay all mortgage debt then outstanding with respect to the Company’s properties and Parent Company unsecured debt. The borrowers’ obligations to pay principal, interest and other amounts under the mortgage loan are evidenced by certain promissory notes executed by the borrowers, which are referred to collectively as the notes, which are secured by, among other things: (i) mortgages encumbering the borrowers’ respective continental U.S. properties (a total of 38 properties at closing), (ii) a pledge of the equity of the Company’s subsidiaries that own the 12 Puerto Rico properties and a pledge of rents and other cash flows, insurance proceeds and condemnation awards in connection with the 12 Puerto Rico properties and (iii) a pledge of any reserves and accounts of any borrower. Subsequent to closing, the originating lenders placed the notes into a securitization trust, which issued and sold mortgage-backed securities to investors.

The loan facility will mature on February 9, 2021, subject to two one-year extensions at borrowers’ option conditioned upon, among other items, (i) an event of default shall not be continuing, (ii) in the case of the first one-year extension option, evidence that the Debt Yield (as defined and calculated in accordance with the loan agreement, but which is the ratio of net cash flow of the continental U.S. properties to the outstanding principal amount of the loan facility) equals or exceeds 11% and the ratio of the outstanding principal amount of the notes to the value of the continental U.S. properties (based on appraisal values determined at the time of the initial closing) is less than 50% and (iii) in the case of the second one-year extension option, evidence that the Debt Yield equals or exceeds 12% and the loan-to-value ratio is less than 45%.

The initial weighted-average interest rate applicable to the notes is equal to one-month LIBOR plus a spread of 3.15% per annum, provided that such spread is subject to an increase of 0.25% per annum in connection with any exercise of the first extension option and an additional increase of 0.25% per annum in connection with any exercise of the second extension option. The borrowers are required to maintain an interest rate cap with respect to the principal amount of the notes having (i) during the initial three-year term of the loan, a LIBOR strike rate equal to 3.0% and (ii) with respect to any extension period, a LIBOR strike rate that would result in a debt service coverage ratio of 1.20x based on the continental U.S. properties. Mortgage-backed securities securitized by the notes were sold by the lenders to investors at a blended rate (prior to exercise of any extension option) of one-month LIBOR plus a spread of 2.91% per annum; the spread paid by the Company is based on terms included in the originating lenders’ initial financing commitment to borrowers. Application of voluntary prepayments as described below may cause the weighted-average interest rate to increase over time.

The loan facility is structured as an interest only loan throughout the initial three-year term and any exercised extension options. As a result, so long as no Amortization Period (as described below) or event of default exists, any property cash flows available following payment of debt service and funding of certain required reserve accounts (including reserves for payment of real estate taxes, insurance premiums, ground rents, tenant improvements and capital expenditures), will be available to the borrowers to pay operating expenses and for other general corporate purposes. An Amortization Period will be deemed to commence in the event the borrowers fail to achieve a Debt Yield of 10.8% as of March 31, 2019, 11.9% as of September 30, 2019, 14.1% as of March 31, 2020 and 19.2% as of September 30, 2020. The Debt Yield as of September 30, 2018 was 10.0%. During the pendency of an Amortization Period, any property cash flows available following payment of debt service and the funding of certain reserve accounts (including the reserve accounts referenced above and additional reserves established for payment of approved operating expenses, SITE Centers’ management fees, certain public company costs, certain taxes and the minimum cash portion of required REIT distributions) shall be applied to the repayment of the notes. During an Amortization Period, cash flow from the borrowers’ operations will only be made available to the Company to pay required REIT distributions in an amount equal to the minimum portion of required REIT distributions allowed by law to be paid in cash (currently 20%), with the remainder of required REIT distributions during an Amortization Period likely to be paid by the Company in common shares of the Company.

Subject to certain conditions described in the mortgage loan agreement, the borrowers may prepay principal amounts outstanding under the loan facility in whole or in part by providing (i) advance notice of prepayment to the lenders and (ii) remitting the prepayment premium described in the mortgage loan agreement. No prepayment premium is required with respect to any prepayments made after March 9, 2019. Additionally, no prepayment premium will apply to prepayments made in connection with permitted property sales. Each continental U.S. property has a portion of the original principal amount of the mortgage loan allocated to it. The amount of proceeds from the sale of an individual continental U.S. property required to be applied towards prepayment of the notes (i.e., the property’s “release price”), will depend upon the Debt Yield at the time of the sale as follows:

•	if the Debt Yield is less than or equal to 12.0%, the release price is the greater of (i) 100% of the property’s net sale proceeds and (ii) 110% of its allocated loan amount;

•	if the Debt Yield is greater than 12.0% but less than or equal to 15.0%, the release price is the greater of (i) 90% of the property’s net sale proceeds and (ii) 105% of its allocated loan amount and
•	if the Debt Yield is greater than 15.0%, the release price is the greater of (i) 80% of the property’s net sale proceeds and (ii) 100% of its allocated loan amount.

To the extent the net cash proceeds from the sale of a continental U.S. property that are applied to repay the mortgage loan exceed the amount specified in applicable clause (ii) above with respect to such property, the excess may be applied by the Company as a credit against the release prices applicable to future sales of continental U.S. properties.

Once the aggregate principal amount of the notes is less than 20% of the initial notes outstanding, 100% of net proceeds from the sales of continental U.S. properties must be applied towards prepayment of the notes. Properties in Puerto Rico do not have allocated loan amounts or minimum release prices; all proceeds from sales of Puerto Rico properties are required to be used to prepay the notes, except that the borrowers can obtain a release of all of the Puerto Rico properties for a minimum release price of $350.0 million.

Voluntary prepayments made by the borrowers (including prepayments made with proceeds from asset sales) up to the first 85% of notes in the aggregate will be applied ratably to the senior and junior tranches of the notes. All other prepayments (including prepayments made with property cash flows following commencement of any Amortization Period) will be applied to tranches of notes (i) absent an event of default, in descending order of seniority (i.e., such prepayments will first be applied to the most senior tranches of notes) and (ii) following any event of default, in such order as the loan servicer determines in its sole discretion. As a result, the Company expects that the weighted average interest rate of the notes will increase during the term of the loan facility.

In the event of a default, the contract rate of interest on the notes will increase to the lesser of (i) the maximum rate allowed by law or (ii) the greater of (A) 4% above the interest rate otherwise applicable and (B) the Prime Rate (as defined in the mortgage loan) plus 1.0%. The notes contain other terms and provisions that are customary for instruments of this nature.

In addition, the Company executed a certain environmental indemnity agreement and a certain guaranty agreement in favor of the lenders under which the Company agreed to indemnify the lenders for certain environmental risks and guarantee the borrowers’ obligations under the exceptions to the non-recourse provisions in the mortgage loan agreement. The mortgage loan agreement includes representations, warranties, affirmative and restrictive covenants and other provisions customary for agreements of this nature. The mortgage loan agreement also includes customary events of default, including, among others, principal and interest payment defaults, and breaches of affirmative or negative covenants; the mortgage loan agreement does not contain any financial maintenance covenants. Upon the occurrence of an event of default, the lenders may avail themselves of various customary remedies under the loan agreement and other agreements executed in connection therewith or applicable law, including accelerating the loan facility and realizing on the real property collateral or pledged collateral.

Credit Agreement

The Company entered into a Credit Agreement (the “Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”). The Revolving Credit Agreement provides for borrowings of up to $30.0 million. The Company’s borrowings under the Revolving Credit Agreement bear interest at variable rates at the Company’s election, based on either (i) LIBOR plus a specified spread ranging from 1.05% to 1.50% depending on the Company’s Leverage Ratio (as defined in the Revolving Credit Agreement) or (ii) the Alternate Base Rate (as defined in the Revolving Credit Agreement) plus a specified spread ranging from 0.05% to 0.50% depending on the Company’s Leverage Ratio. The Company is also required to pay a facility fee on the aggregate revolving commitments at a rate per annum that ranges from 0.15% to 0.30% depending on the Company’s Leverage Ratio.

The Revolving Credit Agreement matures on the earliest to occur of (i) February 9, 2021, (ii) the date on which the External Management Agreement is terminated, (iii) the date on which DDR Asset Management, LLC or another wholly-owned subsidiary of SITE Centers ceases to be the “Service Provider” under the External Management Agreement as a result of assignment or operation of law or otherwise and (iv) the date on which the principal amount outstanding under the Company’s $1.35 billion mortgage loan is repaid or refinanced.

The affirmative covenants include, but are not limited to: payment of taxes; maintenance of properties; maintenance of insurance; compliance with laws; tangible net worth and conduct of business. The negative covenants include, but are not limited to, restrictions on the ability of the Company (and its wholly-owned subsidiaries) to: contract, create, incur, assume or suffer to exist indebtedness except in certain circumstances; create, incur, assume or suffer to exist liens on properties except in certain circumstances; make or pay dividends or distributions on the Company’s common shares during the existence of a default; merge, liquidate, dissolve or dispose of all or substantially all of the Company’s assets subject to certain exceptions and deal with any affiliate except on fair and reasonable arm’s length terms.

Upon the occurrence of certain customary events of default, the Company’s obligations under the Revolving Credit Agreement may be accelerated and the lending commitments thereunder terminated. The Company may not borrow under the Revolving Credit Agreement, and a Default (as defined therein) occurs under the Revolving Credit Agreement, if there is a “Default” under SITE Centers’ corporate credit facility with JPMorgan Chase Bank, N.A., SITE Centers’ corporate credit facility with Wells Fargo Bank, National Association or SITE Centers’ corporate credit facility with PNC. Additionally, the Company may not borrow under the Revolving Credit Agreement if there is a “Default” under the Revolving Credit Agreement or an “Event of Default” under the Company’s $1.35 billion mortgage loan, if the External Management Agreement is no longer in full force and effect or if the Company has delivered or received a notice of termination or a notice of default under the External Management Agreement.

The Company’s obligations under the Revolving Credit Agreement are guaranteed by SITE Centers in favor of PNC.  In consideration thereof, on July 2, 2018, the Company entered into a guaranty fee and reimbursement letter agreement with SITE Centers pursuant to which the Company has agreed to pay to SITE Centers the following amounts: (i) an annual guaranty commitment fee of 0.20% of the aggregate commitments under the Revolving Credit Agreement, (ii) for all times other than those referenced in clause (iii) below, when any amounts are outstanding under the Revolving Credit Agreement, an amount equal to 5.00% per annum times the average aggregate outstanding daily principal amount of such loans plus the aggregate stated average daily amount of outstanding letters of credit and (iii) in the event SITE Centers pays any amounts to PNC pursuant to SITE Centers’ guaranty (credit facility guaranty fee) and the Company fails to reimburse SITE Centers for such amount within three business days, an amount in cash equal to the amount of such paid obligations plus default interest which will accrue from the date of such payment by SITE Centers until repaid by the Company at a rate per annum equal to the sum of the LIBOR rate plus 8.50%.

Series A Preferred Stock

On June 30, 2018, the Company issued RVI Preferred Shares to SITE Centers which are noncumulative and have no mandatory dividend rate.  The RVI Preferred Shares rank, with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company, senior in preference and priority to the Company’s common shares and any other class or series of the Company’s capital stock.  Subject to the requirement that the Company distribute to its common shareholders the minimum amount required to be distributed with respect to any taxable year in order for the Company to maintain its status as a REIT and to avoid U.S. federal income taxes, the RVI Preferred Shares will be entitled to a dividend preference for all dividends declared on the Company’s capital stock at any time up to a “preference amount” equal to $190 million in the aggregate, which amount may increase by up to an additional $10 million if the aggregate gross proceeds of the Company’s asset sales subsequent to July 1, 2018 exceed $2.0 billion.  Notwithstanding the foregoing, the RVI Preferred Shares are only entitled to receive dividends when, as and if declared by the Company’s Board of Directors and the Company’s ability to pay dividends is subject to any restrictions set forth in the terms of its indebtedness. Upon payment to SITE Centers of aggregate dividends on the RVI Preferred Shares equaling the maximum preference amount of $200 million, the RVI Preferred Shares are required to be redeemed by the Company for $1.00 per share.

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

The Company may redeem the RVI Preferred Shares, or any part thereof, at any time at a price payable per share calculated by dividing the number of RVI Preferred Shares outstanding on the redemption date into the difference of (x) $200 million minus (y) the aggregate amount of dividends previously distributed on the RVI Preferred Shares to be redeemed.  As of November 2, 2018, no dividends have been paid on the RVI Preferred Shares.

Common Shares

On July 1, 2018, the Company issued 18,465,165 common shares in connection with the separation from SITE Centers (Note 1).

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

Any distributions the Company makes to its shareholders will be at the discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s actual and anticipated results of operations and liquidity, which will be affected by various factors, including the income from its portfolio, its operating expenses (including management fees and other obligations owing to SITE Centers), repayments of restricted cash balances to SITE Centers in connection with the mortgage loans and other expenditures and the terms of the mortgage financing and the limitations set forth in the mortgage loan agreements. Distributions will also be impacted by the pace and success of the Company’s property disposition strategy. As a result of the terms of the mortgage financing, the Company anticipates that the majority of distributions of sales proceeds to be made to shareholders will not occur until after the mortgage loan has been repaid or refinanced. Furthermore, subject to the Company’s ability to make distributions to the holders of the Company’s common shares in amounts necessary to maintain its status as a REIT and to avoid payment of U.S. federal income taxes, the RVI Preferred Shares will be entitled to a dividend preference for all dividends declared on the Company’s capital stock, at any time up to the preference amount. Subsequent to the payment of dividends on the RVI Preferred Shares equaling the maximum preference amount, the RVI Preferred Shares are required to be redeemed by the Company for an aggregate amount of $1.00 per share. Due to the dividend preference of the RVI Preferred Shares, distributions of sales proceeds to holders of common shares are unlikely to occur until after aggregate dividends have been paid on the RVI Preferred Shares in an amount equal to the maximum preference amount. At this time, the Company cannot predict when or if it will declare dividends to the holders of RVI Preferred Shares and when or if such dividends, if paid, will equal the maximum preference amount. While unlikely, it is nevertheless possible that the Company may never produce income requiring a distribution to holders of the Company’s common shares and may never pay dividends on the RVI Preferred Shares equaling the maximum preference amount. If such circumstances were to occur, the Company would not be able to pay any dividends to its common shareholders.

Dispositions

Through September 30, 2018, the Company sold 8 shopping center properties aggregating 1.7 million square feet, for an aggregate sales price of $268.0 million. In addition, from October 1, 2018 through November 2, 2018, the Company sold one shopping center, Palm Valley Pavilions, totaling 0.2 million square feet for a sale price of $44.8 million.

Cash Flow Activity

The Company expects that its core business of leasing space to well capitalized retailers will continue to generate consistent and predictable cash flow after expenses and interest payments. As discussed above, in general, the Company intends to utilize net asset sale proceeds to: first, repay its mortgage loan; second, make distributions on account of the RVI Preferred Shares up to the amount of the preference amount and third, make distributions to holders of the Company’s common shares.

The following presents a summary of the Company’s combined and consolidated statements of cash flow (in thousands):

	For the Period from	For the Period from	For the Nine
	July 1, 2018 to	January 1, 2018 to	Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017
	The Company	RVI Predecessor
Cash flow provided by operating activities	$22,634	$28,832	$68,704
Cash flow provided by (used for) investing activities	131,428	100,079	(16,370)
Cash flow used for financing activities	(117,296)	(41,843)	(60,120)

Changes in cash flow for the nine months ended September 30, 2018, compared to the prior comparable period are described as follows:

Operating Activities: Cash provided by operating activities decreased $17.2 million primarily due to reduced income from property sales and Puerto Rico assets, transaction costs related to separation and interest rate hedging activities, partially offset by a reduction in allocated costs and expenses from SITE Centers.

Investing Activities: Cash provided by investing activities increased $247.9 million primarily due to proceeds from disposition of real estate.

Financing Activities:  Cash used for financing activities increased by $99.0 million primarily due to $37.9 million in net distributions to SITE Centers in 2018 versus $21.7 million in net contributions from SITE Centers in 2017 and a $39.5 million increase of debt repayments, net of issuances.

CAPITALIZATION

At September 30, 2018, the Company’s capitalization consisted of $1.2 billion of debt, $190.0 million of preferred shares and $603.6 million of market equity (market equity is defined as common shares outstanding multiplied by $32.69, the closing price of the Company’s common shares on the New York Stock Exchange at September 28, 2018, the last trading day of September), resulting in a debt to total market capitalization ratio of 0.59 to 1.0.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company had aggregate outstanding indebtedness to third parties of $1.2 billion at September 30, 2018 with a maturity of February 2021.

In connection with the separation from SITE Centers, on July 1, 2018, the Company and SITE Centers entered into the Separation and Distribution Agreement, pursuant to which, among other things, SITE Centers transferred properties and certain related assets, liabilities and obligations to the Company and distributed 100% of the outstanding common shares to holders of record of SITE Centers’ common shares as of the close of business on June 26, 2018, the record date.  In connection with the separation from SITE Centers, SITE Centers retained the RVI Preferred Shares which have an aggregate dividend preference equal to $190 million, which amount may increase by up to an additional $10 million depending on the amount of aggregate gross proceeds generated by the Company asset sales.

On July 1, 2018, the Company and SITE Centers also entered into the External Management Agreement, which, together with various property management agreements, governs the fees, terms and conditions pursuant to which SITE Centers will manage the Company and its properties.  Pursuant to these management agreements, SITE Centers provides the Company with day-to-day management, subject to supervision and certain discretionary limits and authorities granted by the RVI Board.  The Company does not have any employees.  In general, either the Company or SITE Centers may terminate the management agreements on December 31, 2019 or at the end of any six-month renewal period thereafter.  The Company and SITE Centers also entered into a tax matters agreement which governs the rights and responsibilities of the parties following the separation from SITE Centers with respect to various tax matters and provides for the allocation of tax-related assets, liabilities and obligations.

Payable to SITE Centers

Pursuant to the terms of the Separation and Distribution Agreement, the Company will have a repayment obligation to SITE Centers primarily for certain cash balances held in restricted cash accounts on the separation date in connection with the Company’s mortgage loan.  The Company is obligated to repay these amounts to SITE Centers as soon as reasonably possible out of its operating cash flow but in no event later than March 31, 2020. The Company has $36.5 million of payables that are included in the line item Payable to SITE Centers, which are made up of restricted cash, insurance premiums and insurance proceeds.

Guaranty to SITE Centers

On July 2, 2018, SITE Centers provided an unconditional guaranty to PNC with respect to any obligations outstanding from time to time under the Company’s Revolving Credit Agreement.  In connection with this arrangement, the Company has agreed to pay to SITE Centers the guaranty commitment fee (credit facility guarantee fee) of 0.20% per annum on the committed amount of the Revolving Credit Agreement and a fee equal to 5.00% per annum on any amounts drawn by the Company under the Revolving Credit Agreement.  If in the event SITE Centers pays any of the obligations on the Revolving Credit Agreement and the Company fails to reimburse such amount within three business days, the guaranty provides for default interest which accrues at a rate equal to the sum of the LIBOR rate plus 8.50% per annum.

Other Commitments

The Company has entered into agreements with general contractors related to its shopping centers aggregating commitments of approximately $25.9 million at September 30, 2018. These obligations, composed principally of construction contracts, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow.

The Company routinely enters into contracts for the maintenance of its properties. These contracts typically can be canceled upon 30 to 60 days’ notice without penalty. At September 30, 2018, the Company had purchase order obligations, typically payable within one year, aggregating approximately $1.5 million related to the maintenance of its properties and general and administrative expenses.

Hurricane Loss

In 2017, Hurricane Maria made landfall in Puerto Rico. At September 30, 2018, the Company’s 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA, were significantly impacted. One of the assets (Plaza Palma Real, consisting of approximately 0.4 million of Company-owned GLA) was severely damaged and is currently not operational, except for two anchor tenants and a few other tenants representing a minimal amount of Company-owned GLA. The other 11 assets sustained varying degrees of damage, consisting primarily of roof, HVAC system damage and water intrusion.  Although some of the tenant spaces remain untenantable, a majority of the Company’s leased space that was open prior to the storm was open for business at October 31, 2018.

The Company has engaged various consultants to assist with the damage scoping assessment. The Company continues to work with its consultants to finalize the scope and schedule of work to be performed. Restoration work is underway at all of the shopping centers, including Plaza Palma Real. The Company anticipates that the repairs will be substantially complete at all 12 properties by the end of the fourth quarter of 2019. The timing and schedule of additional repair work to be completed are highly dependent upon any changes in the scope of work, as well as the availability of building materials, supplies and skilled labor.

The Company maintains insurance on its assets in Puerto Rico with policy limits of approximately $330 million for both property damage and business interruption. The Company’s insurance policies are subject to various terms and conditions, including a combined property damage and business interruption deductible of approximately $6.0 million. The Company estimates its aggregate property insurance claim, which includes costs to repair and rebuild, will approximate $160 million. This amount excludes insurance proceeds due from certain continental U.S.-based anchor tenants who maintain their own property insurance on their Company-owned premises and are expected to make the required repairs to their stores at their own expense. In addition, the Company estimates that its business interruption claim, which includes costs to clean up and mitigate tenant losses as well as lost revenue, estimated through September 30, 2018, to be approximately $27.8 million of which $20.3 million has been paid through September 2018 by the insurer.  Of the total amount paid, $15.1 million was received between October 2017 and June 30, 2018 and allocated to SITE Centers and $5.2 million was received in the third quarter ended September 30, 2018 and allocated between the Company and SITE Centers based upon the period of loss to which the payments related. These estimates are subject to change as the Company continues to assess the costs to repair damage. The Company’s ability to repair its properties, and the cost of such repairs, could be negatively impacted by circumstances and events beyond the Company’s control, such as access to building materials, changes in the scope of work to be performed and the timing and amount of insurance claim proceeds. Therefore, there can be no assurance that the Company’s estimates of property damage and lost rental revenue are accurate. The Company believes it maintains adequate insurance coverage on each of its properties and is working closely with the insurance carriers to obtain the maximum amount of insurance recovery provided under the policies. However, the Company can give no assurances as to the amounts of such claims, timing of payments and resolution of the claims.

The Company’s business interruption insurance covers lost revenue through the period of property restoration and for up to 365 days following completion of restoration. For the period from July 1, 2018 to September 30, 2018 and the six months ended June 30, 2018, rental revenues of $2.4 million and $6.6 million, respectively, were not recorded because of lost tenant revenue attributable to Hurricane Maria that has been partially defrayed by insurance proceeds.  The Company will record revenue for covered business interruption claims in the period it determines that it is probable it will be compensated.  As such, there could be a delay between the rental period and the recording of revenue.  The amount of any future lost revenue depends on when properties are fully available for tenants’ re-occupancy which, in turn, is highly dependent upon the timing and progress of repairs.  For the period from July 1, 2018 to September 30, 2018 and the six months ended June 30, 2018, the Company received insurance proceeds of $2.4 million and $5.1 million, respectively, related to business interruption claims, which is recorded on the Company’s combined and consolidated statement of operations as Business Interruption Income.  The Company expects to make claims in future periods for lost revenue.  However, there can be no assurance that insurance claims will be resolved favorably to the Company or in a timely manner.

See further discussion in Note 9, “Commitments and Contingencies,” of the Company’s September 30, 2018 combined and consolidated financial statements. Note that pursuant to the terms of the separation and distribution agreement. SITE Centers will be entitled to receive property damage claim proceeds to the extent it incurred unreimbursed repairs costs prior to July 1, 2018 and business interruption claim proceeds to the extent it sustained revenue losses prior to that date. Business interruption proceeds will continue to be recorded to revenue in the period that it is determined that the Company will be compensated.

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

ECONOMIC CONDITIONS

Despite recent tenant bankruptcies and increases in e-commerce, the Company believes there is retailer demand for quality locations within well-positioned shopping centers. Further, the Company continues to see demand from a broad range of retailers for its space, particularly in the off-price sector, which the Company believes is a reflection of the general outlook of consumers who are demanding more value for their dollars. Many of these retailers have substantial store opening plans for 2018 and 2019. The Company also benefits from a diversified tenant base, with only three tenants whose annualized rental revenue equals or exceeds 3% of the Company’s annualized revenues at September 30, 2018, (Walmart/Sam’s Club at 4.9%, TJX Companies, which includes T.J. Maxx, Marshalls and HomeGoods at 3.5% and Bed Bath & Beyond, which includes Bed Bath & Beyond, buybuy Baby, Cost Plus World Market and Christmas Tree Shops at 3.1%). Other significant tenants include Best Buy and Ross Stores, both of which have strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time. In addition, several of the Company’s big box tenants (Walmart/Sam’s Club, Home Depot, Best Buy and Target) have been adapting to an omni-channel retail environment, creating positive overall sales growth over the prior few years. The Company believes these tenants will continue providing a stable revenue base for the foreseeable future, given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience, versus high-priced discretionary luxury items, which the Company believes will enable many of its tenants to outperform even in a challenging economic environment.

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

On October 15, 2018, Sears Holdings filed for Chapter 11 bankruptcy protection. The Company leases three locations to Sears Holdings all of which are located in Puerto Rico. These three leases comprise approximately 280,000 square feet and account for approximately $1.5 million of annualized base rent (0.8% of the Company’s annualized base rent as of September 30, 2018). In the event Sears Holdings were to cease operations at these locations or terminate these leases during the bankruptcy process, certain other tenants at these properties will have the right to terminate their leases or abate rent under the co-tenancy provisions of their agreements with the Company which could have a material impact on the Company’s rental revenues and results of operations.

The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the occupancy rates and in the average annualized base rent per occupied square foot. The shopping center portfolio occupancy was 89.8% and 90.6% at September 30, 2018 and December 31, 2017, respectively. Despite the strength of the near 90% occupancy rate, the net decrease in the rate primarily was attributed to tenant bankruptcies, in particular Toys “R” Us and lower occupancy rates within the Puerto Rico portfolio. The total portfolio average annualized base rent per occupied square foot was $15.38 at September 30, 2018, as compared to $15.37 at December 31, 2017. Property revenues are generally derived from tenants with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance. The Company recognizes the risks posed by the economy, but believes that the general diversity and credit quality of its tenant base should enable it to successfully navigate through a potentially challenging retail environment.

In addition to its goal of maximizing cash flow from property operations, the Company seeks to realize profits through the regular sale of assets to a variety of buyers. The market upon which this aspect of the business plan relies is currently characterized as liquid but also fragmented, with a wide range of generally small, non-institutional investors. While some investors do not require debt financing, many seek to capitalize on leveraged returns using mortgage financing at interest rates well below the initial asset-level returns implied by disposition prices. In addition to small, often local buyers, the Company also plans to transact with mid-sized institutional investors, some of which are domestic and foreign publicly traded companies. Many larger domestic institutions, such as pension funds and insurance companies, that were traditionally large buyers of retail real estate assets, have generally become less active participants in transaction markets over the last several years. Lower participation of institutions and a generally smaller overall buyer pool has resulted in some level of pressure on retail asset prices, though this impact remains highly heterogeneous and varies widely by market and specific assets.

At September 30, 2018, the Company owned 12 assets on the island of Puerto Rico aggregating 4.4 million square feet of Company-owned GLA. The 12 owned assets represent approximately 34% of both the Company’s total combined revenue and the Company’s combined revenue less operating expenses (i.e., net operating income) for the nine months ended September 30, 2018. These assets account for approximately 30% of Company-owned GLA at September 30, 2018. There is continued concern about the status of the Puerto Rican economy, the ability of the government of Puerto Rico to meet its financial obligations and the impact of any government default on the economy of Puerto Rico. The impact of Hurricane Maria has further exacerbated these concerns. The Company’s assets experienced varying degrees of damage due to the hurricane. The Company has been actively working with its insurer relating to both its property damage and business interruption claims. See Note 9, “Commitments and Contingencies,” to the Company’s combined and consolidated financial statements.  The Company believes that the tenants in these assets (many of which are U.S. retailers such as Walmart/Sam’s Club, Bed Bath & Beyond and the TJX Companies (T.J. Maxx and Marshalls)) typically cater to the local consumer’s desire for value and convenience, often provide consumers with day-to-day necessities and should withstand redevelopment pressures and reopen their locations in Puerto Rico. The Company further believes that these tenants represent a source of stable, high-quality cash flow for the Company’s assets. There can be no assurance that the hurricane relief efforts will be completed in a timely manner, or at all, or that the economic conditions in Puerto Rico will not deteriorate further, which could materially and negatively impact consumer spending and ultimately adversely affect the Company’s assets in Puerto Rico or its ability to dispose of the properties on commercially reasonable terms, or at all (see “Risk Factors” in Amendment No. 1 to the Company’s Form 10 filed with the Securities and Exchange Commission on June 14, 2018).

New Accounting Standards

New Accounting Standards are more fully described in Note 3, “Summary of Significant Accounting Policies,” of the Company’s combined and consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s combined and consolidated financial statements and the notes thereto appearing elsewhere in this report.  Historical results and percentage relationships set forth in the Company’s combined and consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.  The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), both as amended, with respect to the Company’s expectations for future periods.  Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations.  Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.  For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements.  Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements.  Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements.  For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements, please refer to “Risk Factors” included in Amendment No. 1 to the Company’s Form 10 filed with the Securities and Exchange Commission on June 14, 2018.

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

•

The Company is subject to competition for tenants from other owners of retail properties, and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, in particular its major tenants.  The bankruptcy of major tenants could result in a loss of significant rental income and could give rise to termination or rent abatement by other tenants under the co-tenancy clauses of their leases;

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

•	The Company’s board of directors, which regularly reviews the Company’s business strategy and objectives, may change its strategic plan;
•	A change in the Company’s relationship with SITE Centers and SITE Centers’ ability to retain qualified personnel and adequately manage the Company and
•

Potential conflicts of interest with SITE Centers and the Company’s ability to replace SITE Centers as manager (and the fees to be paid to any replacement manager) in the event the management agreements are terminated.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At September 30, 2018, the Company’s outstanding indebtedness was composed of all variable-rate debt with a carrying value of $1,128.8 million, a fair value of $1,191.3 million and an estimate of the effect of a 100 basis-point increase in interest rates was $1,189.7 million. At December 31, 2017, the Company’s outstanding indebtedness was composed of all fixed-rate debt. At December 31, 2017, the Company’s carrying value of the fixed-rate debt was $1,134.2 million, the fair value was $1,170.6 million and an estimate of the effect of a 100 basis-point increase in interest rates was $1,115.2 million. The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

As discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources and Financing Activities,” in February 2018, the Company entered into a $1.35 billion mortgage loan, the proceeds of which were used to repay all outstanding indebtedness of the Company and certain indebtedness of SITE Centers. In addition, in connection with the financing, the Company entered into an interest rate cap agreement with a LIBOR strike rate of 3.0% and a notional amount of $1.15 billion. As such, a 100 basis-point increase in short-term market interest rates on variable-rate debt at September 30, 2018, would result in an increase in interest expense of approximately $0.6 million for the nine-month period. The estimated increase in interest expense does not give effect to possible changes in the daily balance of the Company’s outstanding variable-rate debt.

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

The Company intends to continually monitor and actively manage interest costs on any variable-rate debt portfolio and may enter into swap positions or interest rate caps. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of September 30, 2018, the Company had no other material exposure to market risk.

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

During the period from July 1, 2018 to September 30, 2018, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1–31, 2018	111	$30.28	—	—
August 1–31, 2018	—	—	—	—
September 1–30, 2018	—	—	—	—
Total	111	$30.28	—	—

(1)

Consists of common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS
2.1

Separation and Distribution Agreement, dated July 1, 2018, by and between DDR Corp. and Retail Value Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 2, 2018, File No.  001-38517)

10.1

Tax Matters Agreement, dated July 1 ,2018, by and between DDR Corp. and Retail Value Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2018, File No. 001-38517)

10.2

External Management Agreement, dated July 1, 2018, by and between Retail Value Inc. and DDR Asset Management LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 2, 2018, File No. 001-38517)

10.3

Credit Agreement, dated July 2, 2018, among Retail Value Inc., the lenders named therein and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 2, 2018, File No. 001-38517)

10.4

Guaranty Fee and Reimbursement Letter Agreement, dated July 2, 2018, by and between Retail Value Inc. and DDR Corp. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 2, 2018, File No. 001-38517)

10.5

Waiver Agreement, dated July 1, 2018, by and between Mr. Alexander Otto and Retail Value Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 2, 2018, File No. 001-38517)

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Combined and Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Combined and Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the period July 1, 2018 to September 30, 2018 and for the Three Months Ended September 30, 2017, (iii) Combined and Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the period from July 1, 2018 to September 30, 2018, for the period from January 1, 2018 to June 30, 2018 and for the Nine Months Ended September 30, 2017; (iv)  Combined and Consolidated Statement of Equity for the Six Months Ended June 30, 2018 and for the period from July 1, 2018 to September 30, 2018, (v) Combined and Consolidated Statements of Cash Flows for the period July 1, 2018 to September 30, 2018, for the period from January 1, 2018 to June 30, 2018, and the Nine Months Ended September 30, 2017 and (vi) Notes to Condensed Combined and Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Retail Value Inc.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President and Chief Accounting Officer (Authorized Officer)
Date: November 5, 2018