Form 10-K
period 2018-12-31
Retail Value Inc.
filed 2019-03-05
CIK 1735184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-38517

RETAIL VALUE INC.

(Exact Name of Registrant as Specified in Its Charter)

Ohio	82-4182996
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3300 Enterprise Parkway, Beachwood, Ohio 44122

(Address of Principal Executive Offices — Zip Code)

(216) 755-5500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, Par Value $0.10 Per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2018, was $0 (the registrant did not have any voting stock outstanding and held by non-affiliates until its spinoff on July 1, 2018).

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

19,043,126 common shares outstanding as of February 15, 2019

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2019 Annual Meeting of Shareholders.

PART I

Item 1.	BUSINESS

General Development and Narrative Description of Business

Retail Value Inc. is an Ohio corporation (the “Company” or “RVI”) formed in December 2017.  As of December 31, 2017, RVI did not conduct any business and did not have any material assets or liabilities. As of December 31, 2018, RVI owned and operated a portfolio of 38 assets, composed of 26 continental United States assets and 12 assets in Puerto Rico.  As of December 31, 2018, these properties consisted of retail shopping centers composed of 14 million square feet of gross leasable area (“GLA”) located in 15 states and Puerto Rico.  The Company is a self-administered and self-managed Real Estate Investment Trust (“REIT”).  The Company’s continental U.S. assets comprised 64% and the properties in Puerto Rico comprised 36% of its total combined revenue for the year ended December 31, 2018.  RVI’s centers have a diverse tenant base that includes national retailers such as Walmart/Sam’s Club, the TJX Companies (T.J. Maxx, Marshalls and HomeGoods), Bed, Bath & Beyond, PetSmart, Kohl’s, Best Buy, Gap, Dick’s Sporting Goods and Ross Stores.  Prior to July 1, 2018, RVI was a consolidated, wholly-owned subsidiary of SITE Centers Corp. (“SITE Centers”) and was presented on a carve-out basis in accordance with the guidelines established by the Securities and Exchange Commission (“SEC”).

The Company focuses on realizing value in its business through operations and sales of its assets, the proceeds of which are expected to be used for operating expenses, repayment of indebtedness and distributions to the Company’s preferred and common shareholders.  The Company is externally managed and advised by one or more wholly-owned subsidiaries of SITE Centers (collectively with such wholly-owned subsidiaries, the “Manager”), a self-administered and self-managed REIT in the business of acquiring, owning, developing, redeveloping, expanding, leasing, financing and managing shopping centers and the Company’s parent prior to its spin-off into a separate, publicly traded company on July 1, 2018.  In February 2018, the Company and the Manager entered into three amended and restated management and leasing agreements for the provision of property management services for (a) properties held in the continental United States directly by the Company, (b) properties held in the continental United States by a taxable REIT subsidiary (a “TRS”) of the Company and (c) properties held in Puerto Rico (together, the “Property Management Agreements”).  In addition, on July 1, 2018, the Company and the Manager entered into a corporate management agreement (the “External Management Agreement” and, collectively with the Property Management Agreements, the “Management Agreements”) pursuant to which the Manager provides corporate management services to the Company.

The Company expects to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2018, and intends to maintain its status as a REIT for U.S. federal income tax purposes in future periods.  The Company holds a number of properties indirectly through a TRS.  Income from operations and gains from the sale of property by a TRS are subject to tax at the TRS level at corporate tax rates.  The current U.S. federal income tax rate applicable to corporations is 21%.

Recent Developments

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2018, for information on certain recent developments of the Company, which is incorporated herein by reference to such information.

Retail Environment

The Company continues to see steady demand from a broad range of tenants for its continental U.S. space, even as many tenants continue to adapt to an omni-channel retail environment. Value-oriented tenants continue to take market share from conventional and national chain department stores. New demand for space at the Company’s Puerto Rico properties is more limited, especially with respect to big box and national tenants.

The Company leased approximately 1.8 million square feet of GLA, or 63 new leases and 117 renewals, for a total of 180 leases executed in 2018. At December 31, 2018, the Company had 180 leases expiring in 2019 with an average base rent per square foot of $22.06.

The following table summarizes the portfolio’s leased rate and leasing spreads for the comparable leases executed for the periods presented as well as the weighted average cost of tenant improvements and lease costs:

	Full Year 2018
	Continental U.S.	Puerto Rico	Total
Leased Rate(1)
Beginning of period	93.6%	89.6%	92.5%
End of period	92.9%	87.0%	91.0%
Leasing spreads
Blended all leases	1.2%	0.4%	1.0%
New leases	(4.7%)	—	(4.7%)
Renewal leases	2.1%	2.5%	2.2%
Lease costs
New leases(2)			$7.53
Renewal leases(3)	N/A	N/A	N/A
(1)

The 2018 end of period leased rate was impacted by the bankruptcy of Toys “R” Us, anchor store expirations, lower occupancy rates within the Puerto Rico portfolio as well as the Company’s disposition of 12 continental U.S. assets in 2018 that had leased rates in excess of the portfolio average.

(2)

Represents weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases per rentable square foot. The Company could incur significant costs to execute new leases.

(3)	The Company does not generally expend a significant amount of capital on lease renewals.

The Company’s leasing spread calculation includes only those deals that were executed within one year of the date the prior tenant vacated and, as a result, is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates. The continental U.S. new lease spreads of negative 4.7% was impacted by the retenanting of one dark, anchor space with an expiration of February 2019.  Excluding this unit, new leasing spreads would have been 8.3%.  The Company expects leasing spreads for the continental U.S. portfolio on a blended basis to range from flat to slightly positive depending upon the impact of certain anchor renewals.  Leasing volumes in Puerto Rico following Hurricane Maria remain low in a historical context. For the year ended December 31, 2018, the Puerto Rico portfolio of comparable leases included only three new leases for approximately 2,200 square feet (out of 4.4 million square feet of gross leasable area).  Due to the limited pool size, the spreads were excluded from the table above.  Given current limited demand and a challenging economic backdrop in Puerto Rico, the Company has been signing a limited number of short-term leases.  Although the Company currently expects a gradual recovery and normalization of leasing demand, volumes, and economics in Puerto Rico, for 2019, the Company expects spreads for that portfolio to range from slightly positive to negative with an overall negative average.  The Company’s overall total reported leasing spreads could vary from quarter to quarter depending upon both the volume and size of leases executed in each period, particularly as the size of the portfolio gets smaller due to asset sales. For more information, see “Risk Factors—The Company’s Dependence on Rental Income May Adversely Affect Its Ability to Meet Its Debt Obligations and Make Distributions to Shareholders.”

Competition

Numerous real estate companies and developers, private and public, compete with the Company in leasing space in shopping centers to tenants. The Company competes with other real estate companies and developers in terms of rental rate, property location, availability of other space and maintenance.

Insurance

The Company has comprehensive liability, casualty, flood, terrorism and rental loss insurance policies on its properties. The Company believes the policy specifications and insured limits are appropriate and adequate for its properties given the relative risk of loss, the cost of the coverage and industry practice; however, the Company’s insurance coverage may not be sufficient to fully cover its losses. For additional information, please refer to the discussion in this section, “Risk Factors.”

Governmental Regulations

The Company’s business is subject to numerous governmental regulations, including regulations relating to the ownership of real estate, environmental law, regulations governing REITs and others.  For additional information, please refer to the discussion in this section, “Risk Factors.”

Compliance with Environmental Laws

As an owner of real estate, the Company is subject to various federal, state, territorial and local laws, ordinances and regulations. See the detailed discussion of these and other risks related to environmental matters in “Risk Factors— The Company’s Real Estate Investments May Contain Environmental Risks That Could Adversely Affect Its Results of Operations” in this Annual Report on Form 10-K.

Qualification as a Real Estate Investment Trust

The Company intends to make an election on its first tax return to qualify, and believes it is operating so as to qualify, as a Real Estate Investment Trust (“REIT”) for federal income tax purposes.  Accordingly, the Company generally will not be subject to federal income tax, provided that it makes distributions to its shareholders equal to at least 90% of its REIT taxable income as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and continues to satisfy certain other requirements.  As a result, the Company, with the exception of its TRS, is not subject to federal income tax to the extent it meets certain requirements of the Code.

Employees

The Company is managed by the Manager pursuant to the Management Agreements. All of the Company’s executive officers are employees of the Manager or its affiliates. The Company does not expect to have any employees.

Corporate Information

The Company is an Ohio corporation and was incorporated in 2017.  The Company’s principal executive offices are located at 3300 Enterprise Parkway, Beachwood, Ohio, 44122, and its telephone number is (216) 755-5500. The Company’s website is www.retailvalueinc.com.  The Company uses the Investors section of its website as a channel for routine distribution of important information, including news releases and financial information.  The Company posts filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including the Company’s annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, the Company’s proxy statements and any amendments to those reports or statements.  All such postings and filings are available on the Company’s website free of charge.  In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its website.  The SEC also maintains a website (https://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The content on, or accessible through, any website referred to in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018, is not incorporated by reference into, and shall not be deemed part of, this Annual Report on Form 10-K unless expressly noted.

The Company’s Executive Officers

The section below provides information regarding the Company’s executive officers as of February 15, 2019:

David R. Lukes, age 49, has served as President and Chief Executive Officer of the Company since February 2018, as a Director of the Company since April 2018, and as President, Chief Executive Officer and Director of SITE Centers since March 2017. Prior to joining SITE Centers, Mr. Lukes served as Chief Executive Officer of Equity One, Inc. (Equity One), an owner, developer and operator of shopping centers, as well as a member of Equity One’s Board of Directors from June 2014 until March 2017. Mr. Lukes also served as Equity One’s Executive Vice President from May 2014 to June 2014. Prior to joining Equity One, Mr. Lukes served as President and Chief Executive Officer of Sears Holding Corporation affiliate Seritage Realty Trust, a real estate company, from 2012 through April 2014. In addition, Mr. Lukes served as the President and Chief Executive Officer of Olshan Properties, a privately owned real estate firm that specializes in the development, acquisition and management of commercial real estate, from 2010 through 2012. From 2002 to 2010, Mr. Lukes served in various senior management positions at Kimco Realty Corporation, including serving as its Chief Operating Officer from 2008 to 2010. Mr. Lukes also serves as a Director of Citycon Oyj, an owner and operator of shopping centers located in the Nordic region, the shares of which are traded on the Helsinki Stock Exchange.  Mr. Lukes holds a Bachelor of Environmental Design from Miami University, a Master of Architecture from the University of Pennsylvania and a Master of Science in real estate development from Columbia University.

Matthew L. Ostrower, age 48, has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company since February 2018, as a Director of the Company since April 2018, and as Executive Vice President, Chief Financial Officer and Treasurer of SITE Centers since March 2017. Prior to joining SITE Centers, he served as Executive Vice President of Equity One from March 2015 to March 2017 and as Chief Financial Officer and Treasurer from April 2015 to March 2017. Prior to Equity One, Mr. Ostrower served as Managing Director and Associate Director of Research at Morgan Stanley, an investment bank, from 2010 and previously served as a Vice President, Executive Director and a Managing Director at Morgan Stanley, an investment bank, from 2000 to 2008. From 2008 to 2009, Mr. Ostrower was a founding member of the Gerrity Group, a private retail real estate company focused on the management, leasing and disposition of shopping centers, where he was responsible for capital raising and investment strategy.

Mr. Ostrower also served as a member of the Board of Directors of Ramco-Gershenson Properties Trust, a public retail REIT, from 2010 to February 2015. Mr. Ostrower holds a dual Master of Science in real estate and city planning from Massachusetts Institute of Technology and a Bachelor of Arts degree from Tufts University. Mr. Ostrower is also a Chartered Financial Analyst (CFA).

Michael A. Makinen, age 54, has served as Executive Vice President and Chief Operating Officer of the Company since February 2018 and as Executive Vice President and Chief Operating Officer of SITE Centers since March 2017. Prior to joining SITE Centers, he served as Chief Operating Officer of Equity One beginning in July 2014. Prior to Equity One, Mr. Makinen served as Chief Operating Officer of Olshan Properties, a privately owned real estate firm specializing in commercial real estate, from 2010 to June 2014, as Vice President of Real Estate of United Retail Group from 2008 to 2010, as Vice President of Real Estate of Linens ‘n Things from 2004 to 2008 and as Executive Vice President of Thompson Associate, Inc., a real estate consulting firm, from 1990 to 2004. Mr. Makinen holds a Bachelor of Science from Michigan State University and a Master of Arts in geography from Indiana University.

Christa A. Vesy, age 48, has served as Executive Vice President and Chief Accounting Officer of the Company since February 2018 and as Executive Vice President and Chief Accounting Officer of SITE Centers, a position she assumed in March 2012. From July 2016 to March 2017, Ms. Vesy also served as Interim Chief Financial Officer of SITE Centers. In these roles, Ms. Vesy oversees the property and corporate accounting and financial reporting functions for SITE Centers.  Previously Ms. Vesy served as Senior Vice President and Chief Accounting Officer of SITE Centers from November 2006. Prior to joining SITE Centers, Ms. Vesy worked for The Lubrizol Corporation, where she served as manager of external financial reporting and then as controller for the lubricant additives business segment. Prior to joining Lubrizol, from 1993 to September 2004, Ms. Vesy held various positions with the Assurance and Business Advisory Services group of PricewaterhouseCoopers LLP, a registered public accounting firm, including Senior Manager from 1999 to September 2004. Ms. Vesy graduated with a Bachelor of Science in business administration from Miami University. Ms. Vesy is a certified public accountant (CPA) and member of the American Institute of Certified Public Accountants (AICPA).

The Company’s Manager

The Company is externally managed and advised by the Manager pursuant to the Management Agreements. The Company does not have any employees. Instead, pursuant to the terms of the External Management Agreement, the Manager provides the Company with its management team, including a chief executive officer, along with appropriate support personnel, in order to provide the management services to be provided by the Manager to the Company. Accordingly, each of the Company’s executive officers is an executive of SITE Centers.

SITE Centers, however, is not obligated to dedicate any of its executives or other personnel exclusively to the Company. In addition, neither SITE Centers nor its executives or other personnel, including its executive officers supplied to the Company, are obligated to dedicate any specific portion of its or their time to the Company. The External Management Agreement requires only that members of the Company’s management team devote such time as is necessary and appropriate, commensurate with the level of the Company’s activity. Nevertheless, the Company believes it benefits from the personnel, relationships and experience of SITE Centers’ executive team.

The Management Agreements were negotiated between related parties, and although the Company believes the terms are reasonable and approximate terms of an arm’s-length transaction, their terms, including fees and other amounts payable, may not be as favorable to the Company as if they had been negotiated at arm’s length with an unaffiliated third party. However, the Manager is at all times subject to the supervision and oversight of the Board of Directors and has only such functions, responsibilities and authority as are specified in the Management Agreements.

For more information, see “Risk Factors—Risks Related to the Company’s Relationship with SITE Centers and the Manager” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Manager” in this Annual Report on Form 10-K.

Item 1A.	RISK FACTORS

The following are certain risk factors that could affect the Company’s business, financial condition and results of operations. The risks highlighted below are not the only ones that the Company faces. Investors should carefully consider each of the following risks and all of the other information contained in this Annual Report on Form 10-K. Some of these risks relate principally to the Company’s relationship with SITE Centers, while others relate principally to the Company’s business and the industry in which it operates or to the securities markets generally and ownership of the Company’s common shares. If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be negatively affected.

Risks Related to the Company’s Business, Properties and Strategies

The Company Was Recently Organized and Has a Very Limited Operating History, and It May Not Be Able to Operate its Business Successfully or Generate Sufficient Cash Flow to Meet Its Debt Service Obligations or Make or Sustain Distributions to Its Shareholders.

The Company was organized in late 2017 and has a very limited operating history. The Company cannot assure investors that it will be able to operate its business successfully or implement its operating and disposition strategy. As a result, ownership of the Company’s common shares may entail more risk than an investment in the common shares of a real estate company with a substantial operating history. If the Company is unable to operate its business successfully, it would not be able to generate sufficient cash flow to meet its debt service obligations or make or sustain distributions to its shareholders, and investors could lose all or a portion of the value of their ownership in its common shares.

The Company’s Historical Combined Financial Information Is Not Necessarily Indicative of Its Future Financial Condition, Results of Operations or Cash Flows nor Does It Reflect What the Company’s Financial Condition, Results of Operations or Cash Flows Would Have Been as an Independent Public Company During the Periods Presented.

The historical combined financial information for periods prior to July 1, 2018 included in this Annual Report on Form 10-K does not reflect what the Company’s financial condition, results of operations or cash flows would have been as an independent public company during such periods and is not necessarily indicative of the Company’s future financial condition, future results of operations or future cash flows.  This is primarily a result of the following factors:

•

the Company’s historical combined financial results for periods prior to July 1, 2018, reflect allocations of expenses for services historically provided by SITE Centers, and do not fully reflect the increased costs associated with being an independent public company, including significant changes in the Company’s cost structure, management, financing arrangements and business operations which occurred as a result of the separation from SITE Centers and

•

prior to July 1, 2018, the Company’s working capital requirements and capital expenditures had been satisfied as part of SITE Centers’ corporate-wide capital access, capital allocation and cash management programs; the Company’s debt structure and cost of debt and other capital may be significantly different from that reflected in the historical combined financial statements.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and corresponding notes included elsewhere in this Annual Report on Form 10-K.

The Company May Have Difficulty Selling Its Real Estate Investments at Attractive Prices or at All, and Its Ability to Distribute All or a Portion of the Net Proceeds from Any Such Sales to Its Shareholders Will Be Limited by the Terms of the Mortgage Financing; Furthermore, Due to the Dividend Preference of the Company’s Series A Preferred Shares, Distributions of Such Proceeds to Holders of the Company’s Common Shares Are Unlikely to Occur Until After Aggregate Dividends Have Been Paid on the Series A Preferred Shares in an Amount Equal to the Preference Amount.

A key component of the Company’s business strategy is the sale of its properties and using the proceeds thereof to pay operating expenses, repay indebtedness and make distributions to shareholders. The Company’s mortgage financing contains significant restrictions on the Company’s ability to distribute sales proceeds to shareholders. As a result, the Company anticipates that the majority of distributions of sales proceeds to be made to shareholders will not occur until after the mortgage loan or any refinancing thereof has been repaid. In addition, subject to the Company’s ability to distribute an amount equal to the minimum amount required to be distributed in order for the Company to maintain its status as a REIT and to avoid any U.S. federal income taxes imposed by the Code to holders of the Company’s common shares (the “Required REIT Distribution”), the terms of the Company’s series A preferred shares prohibit distributions to holders of the Company’s common shares until the aggregate dividends paid on the series A preferred shares equal $190 million, which amount may be increased by up to an additional $10 million depending on the level of asset sale proceeds (the “preference amount”). Due to the dividend preference of the series A preferred shares, distributions of sales proceeds to holders of common shares are not anticipated to occur until after aggregate dividends have been paid on the series A preferred shares in an amount equal to the maximum preference amount. The Company cannot predict when or if it will declare dividends to the holders of series A preferred shares and when or if such dividends, if paid, will equal the maximum preference amount. It is possible that the Company may never pay dividends on the series A preferred shares equaling the maximum preference amount. If such circumstances were to occur, the Company would not be able to pay any dividends to its common stockholders in excess of the Required REIT Distribution.

Furthermore, real estate investments are relatively illiquid and, as a result, there can be no assurance that the Company will be able to sell its properties on favorable terms or at all. Moreover, real estate sales prices are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenants and a number of other factors, both local and national. Subject to certain exceptions, the terms of the mortgage financing also prohibit sales of the Company’s continental U.S. properties unless prices equal or exceed the release price designated for a specific property. To the extent the Company does not receive offers for its properties that exceed applicable release prices, the Company may be unable to sell assets unless it is able to refinance or amend the terms of the mortgage financing. When the Company sells any of its assets, it may recognize a loss on such sale.

To the extent the Company provides any estimates with respect to the value of the Company’s assets or the timing and amount of distributions it will make, such estimates are based on multiple assumptions, one or more of which may prove incorrect, and the actual prices realized from the sale of the Company’s assets and the timing and amount of actual distributions may vary materially from the Company’s estimates. The Company cannot assure shareholders of the actual amount they will receive in distributions from the Company’s disposition strategy or when they will be paid. Additionally, the Board of Directors has discretion as to the timing of distributions of net sales proceeds. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources and Financing Activities” in this Annual Report on Form 10-K.

The Company’s ability to sell its properties may also be limited by its need to avoid the 100% prohibited transactions tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property, unless the disposition qualifies for a safe harbor under the Code. In order to ensure that a property disposition qualifies for the safe harbor, the Company may be required to hold such property for a minimum period of time and comply with certain other requirements in the Code. Gain from the disposition of properties owned indirectly through a TRS is not subject to the 100% prohibited transactions tax, but such gain would be subject to tax at the TRS level (the current U.S. federal income tax rate applicable to corporations is 21%). If the Company is not able to sell its properties at the prices it expects and in a cost-efficient manner, its profitability and its ability to meet debt and other financial obligations and make distributions to shareholders could be materially adversely effected.

The Company’s Board of Directors and Management May Change the Company’s Strategy Without Shareholder Approval.

The Company’s Board of Directors and management may change the Company’s strategy with respect to capitalization, investment, distributions, operations and/or disposition of properties. The Board of Directors and management may establish new strategies as deemed appropriate, and the Company may become a long-term real estate holder and begin to make acquisitions in the United States and/or Puerto Rico. Although the Board of Directors and management have no present intention to revise or amend the Company’s strategy and policies, they may do so at any time without a vote by the shareholders. The results of decisions made by the Board of Directors and management could adversely affect the Company’s financial condition or results of operations, including its ability to distribute cash to shareholders or qualify as a REIT.

The Economic Performance and Value of the Company’s Shopping Centers Depend on Many Factors, Each of Which Could Have an Adverse Impact on the Company’s Cash Flows and Operating Results.

The economic performance and value of the Company’s real estate holdings can be affected by many factors, including the following:

•	changes in the national, regional, local and international economic climate;
•	local conditions, such as an oversupply of space or a reduction in demand for real estate in the area;
•	the attractiveness of the properties to tenants;
•	the increase in consumer purchases through the Internet;
•	the Company’s ability to secure adequate management services to maintain its properties;
•	increased operating costs, if these costs cannot be passed through to tenants and
•	the expense of periodically renovating, repairing and re-letting spaces.

Because the Company’s properties consist of retail shopping centers, the Company’s performance is linked to general economic conditions in the retail market, including conditions that affect consumers’ purchasing behaviors and disposable income. The market for retail space has been and may continue to be adversely affected by the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, increases in consumer Internet purchases, the excess amount of retail space in a number of markets and weakness in the national, regional and local economies. The Company’s performance is affected by its tenants’ results of operations, which are impacted by consumer preferences and macroeconomic factors that affect consumers’ ability to purchase goods and services. If the price of the goods and services offered by its tenants materially increases, including as a result of increases in taxes or tariffs resulting from, among other things, potential changes in the Code, the operating results and the financial condition of the Company’s tenants and demand for retail space could be adversely affected. To the extent that any of these conditions occur, they are likely to affect market rents for retail space. In addition, the Company may face challenges in the management and maintenance of its properties or incur increased operating costs, such as real estate taxes, insurance and utilities, that may make its properties unattractive to tenants. The loss of rental revenues from a number of the Company’s tenants and its inability to replace such tenants may adversely affect the Company’s profitability, its ability to meet its debt and other financial obligations and make distributions to shareholders and its ability to sell properties on attractive terms or at all.

The Company Relies on Major Tenants, Making It Vulnerable to Changes in the Business and Financial Condition of, or Demand for Its Space by, Such Tenants.

As of December 31, 2018, the annualized base rental revenues of the Company’s tenants that are equal to or exceed 3.0% of the Company’s aggregate annualized shopping center base rental revenues, were as follows:

Tenant	% of Shopping Center Base Rental Revenues
Walmart and Sam's Club	5.2%
TJX Companies (T.J. Maxx, Marshalls and HomeGoods)	3.5%
Bed Bath & Beyond, World Market and Christmas Tree Store (CTS)	3.1%

The retail shopping sector has been affected by economic conditions, including increases in consumer Internet purchases, as well as the competitive nature of the retail business and the competition for market share where stronger retailers have out-positioned some of the weaker retailers.  These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or close stores.  In some cases, major tenants may declare bankruptcy or might take advantage of early termination of leases in connection with a plan to close stores.

As information becomes available regarding the status of the Company’s leases with tenants in financial distress or as the future plans for their spaces change, the Company may be required to write off and/or accelerate depreciation and amortization expense associated with a significant portion of the tenant-related deferred charges in future periods.  The Company’s income and ability to meet its financial obligations could also be adversely affected in the event of the bankruptcy, insolvency or significant downturn in the business of one of these tenants or any of the Company’s other major tenants.  In addition, the Company’s results could be adversely affected if any of these tenants do not renew their leases as they expire on terms favorable to the Company or at all.

The Company’s Dependence on Rental Income May Adversely Affect Its Ability to Meet Its Debt Obligations and Make Distributions to Shareholders.

Substantially all of the Company’s income is derived from rental income from real property.  As a result, the Company’s performance depends on its ability to collect rent from tenants.  The Company’s income and funds available for repayment of indebtedness and distribution to shareholders would be negatively affected if a significant number of its tenants, or any of its major tenants, were to do the following:

•	experience a downturn in their business that significantly weakens their ability to meet their obligations to the Company;
•	delay lease commencements;
•	decline to extend or renew leases upon expiration;
•	fail to make rental payments when due or
•	close stores or declare bankruptcy.

Any of these actions could result in the termination of tenants’ leases and the loss of rental income attributable to the terminated leases.  Lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises may also permit other tenants in the same shopping centers to terminate their leases or reduce the amount of rent they pay pursuant to the terms of their leases.  In addition, the Company cannot be certain that any tenant whose lease expires will renew that lease or that it will be able to re-lease space on economically advantageous terms.  The loss of rental revenues from a number of the Company’s major tenants and its inability to replace such tenants may adversely affect the Company’s profitability, its ability to meet debt and other financial obligations and make distributions to shareholders and its ability to sell properties on attractive terms or at all.

E-Commerce May Continue to Have an Adverse Impact on the Company’s Tenants and Business.

E-commerce continues to gain in popularity, and growth in Internet sales is likely to continue in the future. Competition from Internet retailers has resulted and could continue to result in a downturn or distress in the business of some of the Company’s tenants and could affect the way other current and future tenants lease space. For example, the migration toward e-commerce has led many omni-channel retailers to prune the number and size of their traditional “bricks and mortar” locations to increasingly rely on e-commerce and alternative distribution channels. The Company cannot predict with certainty how continued growth in e-commerce will impact the demand for space at its properties or how much revenue will be generated at traditional store locations in the future. If the Company is unable to anticipate and respond promptly to trends in retailer and consumer behavior, its occupancy levels and operating results could be materially and adversely affected.

The Company’s Cash Flows and Operating Results Could Be Adversely Affected by Required Payments of Debt or Related Interest and Other Risks of Its Debt Financing.

As a result of the mortgage loan, the Company is generally subject to the risks associated with debt financing.  These risks include the following:

•	the Company’s cash flow may not satisfy required payments of principal and interest;
•	the Company may not be able to extend or refinance existing indebtedness, or the terms of the refinancing may be less favorable to the Company than the terms of existing debt;
•	required debt payments are not reduced if the economic performance of any property declines;
•

debt service obligations and restrictive covenants that limit the Company’s ability to access and utilize cash generated from the operation of its properties could reduce funds available for distribution to the Company’s shareholders and funds available for capital maintenance and other operating expenses;

•

any default on the Company’s indebtedness could result in acceleration of those obligations, which could result in the acceleration of other debt obligations and possible loss of properties to foreclosure and

•	the Company may not be able to finance necessary capital expenditures for purposes such as re-leasing space on favorable terms or at all.

If properties are mortgaged to secure payment of indebtedness, as is the case with the mortgage loan, and the Company cannot or does not make the mortgage payments, it may have to surrender the properties to the lender with a consequent loss of any prospective income and equity value from such properties, which may also adversely affect the Company’s credit ratings.  Any of these risks can place strains on the Company’s cash flows, reduce its ability to make distributions to shareholders and adversely affect its results of operations.

Liquidity Constraints Could Impact the Company’s Ability to Pursue Its Strategy and Make Distributions to Its Shareholders.

The Company may have liquidity restraints due to a number of factors, including:

•	the need to fund REIT dividends and pay cash taxes at the TRS level;
•

provisions of the mortgage loan requiring debt servicing, required reserves for operating expenditures and, beginning on March 31, 2019, significant loan amortization in the event certain debt yield thresholds are not satisfied;

•	significant limitations on incurring additional debt under the terms of the mortgage financing;
•	lack of collateral to offer for additional debt because all of the properties currently owned by the Company are mortgaged or pledged in support of the mortgage financing;
•	payments of significant management fees to affiliates of SITE Centers, the Manager, pursuant to the Management Agreements entered into in connection with the Company’s separation from SITE Centers;
•

repayments to SITE Centers for certain amounts funded into restricted cash and other accounts of the Company largely in connection with the mortgage financing prior to the Company’s separation from SITE Centers and

•

expenditures to repair damage at the Company’s Puerto Rico properties caused by Hurricane Maria in the event the recovery on the Company’s insurance claims is delayed or insufficient relative to the amount of damage sustained.

The Company may require additional capital for other capital needs including capital expenditures, working capital and other expenses related to its properties. There is no assurance that the Company will have sufficient capital for those purposes. If it does not have sufficient liquidity, there can be no assurance that the Company would be able to access the capital markets, and any failure to obtain financing to meet its capital needs, on favorable terms or at all, could reduce, delay or terminate planned distributions to its shareholders.

The Company’s Financial Condition Could Be Adversely Affected by Restrictive Covenants.

The instruments governing the Company’s debt, including the mortgage financing, contain operating covenants as well as important limitations on the Company’s ability to incur additional indebtedness, sell one or more of its assets, make distributions to shareholders and access operating cash from properties. These instruments also contain customary default provisions, including the failure to pay principal and interest issued thereunder in a timely manner, the failure to comply with certain covenants and the failure of the Company or its subsidiaries to pay when due certain indebtedness beyond applicable grace and cure periods. These covenants also limit the Company’s ability to obtain additional funds needed to address cash shortfalls, improve properties or pursue opportunities or transactions that would provide substantial return to its shareholders. In addition, a breach of these covenants could cause a default or accelerate some or all of any other indebtedness the Company may incur, which could have a material adverse effect on the Company’s financial condition. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources and Financing Activities” in this Annual Report on Form 10-K.

The Company Has Variable-Rate Debt and Interest Rate Risk (Subject to a Cap).

The Company has indebtedness with interest rates that vary depending upon the market index. In particular, the Company’s mortgage financing bears interest at a variable rate initially equal to the one-month LIBOR rate plus 3.15% per annum, subject to an interest rate cap of 3.0% on the one-month LIBOR rate. The mortgage financing is composed of several tranches of debt with interest rates varying by seniority, and the weighted average interest rate spread applicable to the mortgage financing will increase over time as the servicer applies prepayments (including prepayments made with net proceeds from the Company’s asset sales) to more senior tranches of the loan. As of December 31, 2018, the interest rate was 5.7%. The Company may incur additional variable-rate debt in the future to the extent permitted by the terms of the mortgage financing or any refinancing thereof. Increases in interest rates would increase the Company’s interest expense, which would negatively affect net earnings and cash available for payment of its debt obligations and distributions to its shareholders.

The Company Is Subject to Risks Relating to the Puerto Rican Economy and Government.

In recent years, the economy in Puerto Rico has experienced a sustained downturn, and the territorial government of Puerto Rico has operated at substantial spending deficits. These economic conditions, which have been exacerbated by severe weather events and their aftermath, have adversely affected the territorial government’s cash flows and have resulted in defaults on various municipal and other bonds issued by the territorial government of Puerto Rico and certain utility companies.  U.S. Congress approved the Puerto Rico Oversight, Management and Economic Stability Act of 2016 (PROMESA) to provide a consensual restructuring framework for the territorial government of Puerto Rico and its creditors. Although the government of Puerto Rico and certain utility companies have obtained creditor and court approval for the restructuring of certain of their outstanding debt obligations, significant other government indebtedness and pension obligations must still be addressed.  In the event the government of Puerto Rico and these utility companies are unable to complete the restructuring of these obligations or obtain forbearance on related debt service payments, they may be unable to provide various services (including utilities) relied upon in the operation of businesses in Puerto Rico. Furthermore, inaccessibility of utilities and other government services or providing those services at a significantly higher cost, along with a continued economic downturn, the inability to recover from recent severe weather events and increases in taxes in Puerto Rico, may result in continued or increased migration of residents of Puerto Rico to mainland United States and elsewhere, which could decrease the territory’s tax base, exacerbating the territorial government’s cash flow issues, and decrease the number of consumers in Puerto Rico. In turn, consumers who remain in Puerto Rico could have less disposable income, which may result in declining merchant sales and merchant inability to expand or lease new space or pay rent or pay other expenses for new or existing operations, or result in a general decline in prevailing rental rates. The Company may be subject to other risks such as labor disruptions and labor shortages, difficulties in managing operations outside the continental United States, potentially adverse tax consequences, including unexpected or unfavorable changes in tax structure, laws restricting the Company’s ability to transfer profits between jurisdictions or to repatriate profits to the United States, additional accounting and control expenses and the administrative burden associated with complying with laws from a variety of jurisdictions. In addition, financing may not be available at acceptable rates outside, and equity requirements may be different from those applicable to financings of properties located in, the continental U.S. Each of these factors may adversely affect the Company’s ability to refinance the mortgage loan, which currently encumbers the Company’s Puerto Rico properties, the price at which the Company may be able to sell these assets, the operating results of these properties and the anticipated return on investment, any of which could have an adverse effect on its results of operations.

As of December 31, 2018, the Company owned 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA. These assets represented 36% of both the Company’s total combined and consolidated revenue and the Company’s combined and consolidated property revenue less property expenses (i.e., property net operating income) for the year ended December 31, 2018. Additionally, these assets accounted for 32% of Company-owned GLA at December 31, 2018. The persistence or further deterioration of economic conditions in Puerto Rico could have a negative impact on the Company’s results of operations, cash flows and financial condition, ability to make distributions to shareholders and ability to sell its Puerto Rico properties on attractive terms or at all.

The Company’s Properties Could Be Subject to Damage from Weather-Related Factors

The Company’s properties are generally open-air shopping centers. Extreme weather conditions may impact the profitability of the Company’s tenants by decreasing traffic at or hindering access to the Company’s properties, which may decrease the amount of rent the Company collects. Furthermore, a number of the Company’s properties are located in areas that are subject to natural disasters, including Puerto Rico and Florida. Such properties could therefore be affected by rising sea levels or hurricanes and tropical storms, whether caused by global climate changes or other factors. The amount of any insurance coverage for losses due to damage or business interruption may prove to be insufficient.

Damages Sustained on Account of Hurricane Maria May Exceed Insurance Recoveries

In September 2017, Hurricane Maria caused substantial damage to property and infrastructure in Puerto Rico, including many of the Company’s shopping centers located there. The Company has assessed the scope of damage to its properties and has begun to make repairs, but the ultimate costs associated with the repair of such damages may exceed the Company’s estimates. Furthermore, the Company has experienced and will continue to experience business interruption and loss of rental revenue at its properties until it completes necessary repairs and reopens all damaged portions of such properties. The timing of such repairs is highly dependent upon factors beyond the Company’s control, including, but not limited to the availability of building materials or supplies and labor (which were seriously diminished in the wake of Hurricane Maria), the ability to adequately access utilities, and the timing and amount of recoveries under the Company’s insurance policies.

The Company has submitted claims to its insurer for property damage and business interruption sustained as a result of Hurricane Maria and is in active communication with the insurer with respect to the resolution of these claims. The insurer has reserved its rights with respect to certain aspects of coverage, and it is possible that the Company’s cost to repair the damages sustained may substantially exceed the amount the Company is ultimately able to recover from the insurer. In the event the Company’s recovery on its property insurance claims is insufficient to complete repairs at its properties or is delayed due to a protracted dispute with its insurer or otherwise, the Company may not have sufficient other sources of liquidity to complete necessary repairs to its properties, which could prolong the business interruption and may adversely impact the Company’s ability to lease or sell those properties.

The Company’s Real Estate Assets May Be Subject to Impairment Charges.

On a periodic basis, the Company assesses whether there are any indicators that the value of its real estate assets may be impaired. A property’s value is impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In the Company’s estimate of cash flows, it considers factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. As the Company evaluates the potential sale of an asset, the undiscounted future cash flow considerations include the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information. The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate assets. These assessments have a direct impact on the Company’s earnings because recording an impairment charge results in an immediate negative adjustment to earnings. There can be no assurance that the Company will not take significant impairment charges in the future, especially in light of the Company’s strategy to sell properties. Any future impairment could have a material adverse effect on the Company’s results of operations in the period in which the charge is taken.

The Company May Be Subject to Litigation That Could Adversely Affect Its Results of Operations.

The Company may be a defendant from time to time in lawsuits and regulatory proceedings relating to its business. Due to the inherent uncertainties of litigation and regulatory proceedings, the Company cannot accurately predict the ultimate outcome of any such litigation or proceedings. An unfavorable outcome could adversely affect the Company’s business, financial condition or results of operations. Any such litigation could also lead to increased volatility of the trading price of the Company’s common shares.

The Company’s Real Estate Investments May Contain Environmental Risks That Could Adversely Affect Its Results of Operations.

Conditions at the Company’s properties may subject the Company to liabilities, including environmental liabilities. The Company’s operating expenses could be higher than anticipated due to the cost of complying with existing or future environmental laws and regulations. In addition, under various federal, state, territorial and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or to have arranged for the disposal or treatment of hazardous or toxic substances. As a result, the Company may become liable for the costs of removal or remediation of certain hazardous substances released on or in its properties. The Company may also be liable for other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company may incur such liability whether or not it knew of, or was responsible for, the presence of such hazardous or toxic substances. Such liability could be of substantial magnitude and divert management’s attention from other aspects of the Company’s business and, as a result, could have a material adverse effect on the Company’s operating results and financial condition, as well as its ability to make distributions to shareholders. Environmental conditions at the Company’s properties may also limit the number of potential buyers for a property and decrease the price at which a property can be sold (if it can be sold at all).

An Uninsured Loss on the Company’s Properties or a Loss That Exceeds the Limits of the Company’s Insurance Policies Could Subject the Company to Lost Capital or Revenue on Those Properties.

Under the terms and conditions of the leases currently in effect on the Company’s properties, tenants generally are required to indemnify and hold the Company harmless from liabilities resulting from injury to persons, air, water, land or property, on or off the premises, due to activities conducted on the properties, except for claims arising from the negligence or intentional misconduct of the Company or its agents. Additionally, tenants are generally required, at the tenant’s expense, to obtain and keep in full force during the term of the lease liability and full replacement value property damage insurance policies. The Company has comprehensive liability, casualty, flood, terrorism and rental loss insurance policies on its properties. All of these policies may involve substantial deductibles and certain exclusions. Furthermore, there is no assurance that the Company will be able to renew or secure additional insurance policies on commercially reasonable terms or at all. In addition, tenants could fail to properly maintain their insurance policies or be unable to pay the deductibles. Should a loss occur that is uninsured or is in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, the Company could lose all or part of its capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on the Company’s operating results and financial condition, as well as its ability to make distributions to shareholders.

Compliance with Certain Laws and Governmental Rules and Regulations May Require the Company to Make Unplanned Expenditures That Adversely Affect the Company’s Cash Flows.

The Company is required to operate its properties in compliance with certain laws and governmental rules and regulations, including the Americans with Disabilities Act, fire and safety regulations, building codes and other land use regulations, as currently in effect or as they may be enacted or adopted and become applicable to the properties, from time to time. The Company may be required to make substantial capital expenditures to make upgrades at its properties or otherwise comply with those requirements, and these expenditures could have a material adverse effect on its ability to meet its financial obligations and make distributions to shareholders.

The Company Has Significant Shareholders Who May Exert Influence on the Company as a Result of Their Considerable Beneficial Ownership of the Company’s Common Shares, and Their Interests May Differ from the Interests of Other Shareholders.

Mr. Alexander Otto, who designated Mr. Henrie Koetter to serve as a member of the Board of Directors, is in a position to exert significant influence over the Company because of his considerable beneficial ownership of the Company’s common shares. As of December 31, 2018, the reported ownership of Mr. Otto and certain of his family members is approximately 20% of the Company’s common shares, and therefore Mr. Otto may exert influence with respect to matters that are brought to a vote of the Board of Directors and/or the holders of the Company’s common shares. Among others, these matters include the election of directors, corporate finance transactions and joint venture activity, merger, acquisition and disposition activity, and amendments to the Company’s Articles of Incorporation and Code of Regulations. In the context of major corporate events, the interests of the Company’s significant shareholders may differ from the interests of other shareholders. For example, if a significant shareholder does not support a merger, tender offer, sale of assets or other business combination because the shareholder judges it to be inconsistent with the shareholder’s investment strategy, the Company may be unable to enter into or consummate a transaction that would enable other shareholders to realize a premium over the then-prevailing market prices for common shares. Furthermore, if the Company’s significant shareholders sell substantial amounts of the Company’s common shares in the public market to enhance the shareholders’ liquidity positions, fund alternative investments or for other reasons, the trading price of the Company’s common shares could decline significantly, and other shareholders may be unable to sell their common shares at favorable prices. The Company cannot predict or control how the Company’s significant shareholders may use the influence they will have as a result of their common share holdings.

A Disruption, Failure, or Breach of the Company’s Networks or Systems, Including as a Result of Cyber-Attacks, Could Harm Its Business.

The Company relies extensively on computer systems to manage its business. While the Manager maintains some of its own critical information technology systems, it also depends on third parties to provide important information technology services relating to several of the Company’s key business functions, such as electronic communications and certain finance functions. These systems are subject to damage or interruption from power outages, facility damage, computer or telecommunications failures, computer viruses, security breaches, vandalism, natural disasters, catastrophic events, human error and potential cyber threats, including malicious codes, worms, phishing attacks, ransomware and other sophisticated cyber-attacks. Although the Company believes that the Manager and such third parties employ a number of measures to prevent, detect and mitigate cyber threats, including password protection, firewalls, backup servers, threat monitoring and periodic penetration testing, the techniques used to obtain unauthorized access change frequently and there is no guarantee that such efforts will be successful.  Should they occur, these threats could compromise the confidential information of the Company’s tenants and third-party vendors, disrupt the Company’s business operations and the availability and integrity of data in the Company’s systems and result in litigation, violation of applicable privacy and other laws, investigations, actions, fines or penalties. In the event of damage or disruption to the Company’s business due to these occurrences, the Company may not be able to successfully and quickly recover all of its critical business functions, assets and data. Furthermore, while the Company maintains insurance, the coverage may not sufficiently cover all types of losses or claims that may arise.

Violent Crime, Including Terrorism, or Civilian Unrest May Affect the Markets in which the Company Operates Its Business and Its Profitability.

Certain of the Company’s properties are located in or near major metropolitan areas or other areas that have experienced, and remain susceptible to, violent crime, including terrorist attacks. Any kind of violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses), could alter shopping habits or deter customers from visiting the Company’s shopping centers, which would have a negative effect on the Company’s business, the operations of its tenants and the value of its properties.

Risks Related to the Company’s Relationship with SITE Centers and the Manager

The Company Is Dependent on the Manager, SITE Centers and Its Key Personnel Who Provide Services to the Company, and the Company May Not Find a Suitable Replacement for the Manager if the Management Agreements Are Terminated, or for Key Personnel if They Leave SITE Centers or Otherwise Become Unavailable to the Company.

The Company has no separate management and is reliant on the Manager. The Manager has significant discretion as to the implementation of the Company’s operating policies and strategy, although the Manager is subject to supervision by the Company’s Board of Directors. All of the Company’s executive officers are executives of SITE Centers. Accordingly, the Company believes that its success will depend to a significant extent upon the efforts, experience, diligence, skill and continued service of the officers and key personnel of SITE Centers. The departure of any of the officers or key personnel of SITE Centers could have a material adverse effect on the Company’s performance.

The Company offers no assurance that the Manager will remain the Company’s manager or that the Company will continue to have access to SITE Centers’ officers and key personnel. SITE Centers is not obligated to dedicate any specific personnel exclusively to the Company, nor is SITE Centers obligated to dedicate any specific portion of time to the Company’s business, and none of SITE Centers’ employees are contractually dedicated to the Company under the Management Agreements with the Manager. The officers and employees of SITE Centers have significant responsibilities associated with SITE Centers and as a result, these individuals may not always be willing or able to devote sufficient time to the management of the Company’s business.

The initial term of the Management Agreements extends only until December 31, 2019, with automatic six-month renewals thereafter subject to the right of the Company or the Manager to terminate the Management Agreements upon 60 days’ written notice. If the Management Agreements are terminated, the Company may incur expenses and disruptions in transitioning to a replacement manager, and if no suitable replacement manager is found to manage the Company and its properties, the Company likely would not be able to execute its business plan.

The Company May Have Conflicts of Interest with SITE Centers and the Manager.

The Company is subject to conflicts of interest arising out of its relationships with SITE Centers and the Manager. Specifically, all of the Company’s executive officers are executives of SITE Centers. SITE Centers and the Company’s executive officers may have conflicts between their duties to the Company and their duties to, and interests in, SITE Centers. Conflicts with the Company’s business and interests are most likely to arise from involvement in activities related to the allocation of SITE Centers’ management’s time and services between the Company and SITE Centers, the terms and timing of sales of Company properties and the lease of vacant space or renewal of existing leases at the Company’s properties, which may be located near and compete with properties owned or managed by affiliates of SITE Centers.

The Company will pay the Manager substantial fees regardless of the performance of the Company’s properties. The Manager’s entitlement to a management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking strategies that maximize total returns to the Company’s shareholders. The Manager may also be motivated to take or recommend certain actions with respect to dispositions, leasing and financing activities that could increase the potential that it will earn additional fees, but which may not be consistent with actions desired by the Company’s shareholders. This in turn could hurt the Company’s ability to make distributions to its shareholders, the value of the Company’s assets and the market price of the Company’s common shares.

Furthermore, as a holder of the Company’s series A preferred shares, which are entitled to a dividend preference over the Company’s common shares and restrict the ability of the Company to consummate certain transactions, the interests of SITE Centers, as well as the Manager, may not always align with those of the holders of the Company’s common shares. For instance, SITE Centers and the Manager may pursue certain allowed transactions that they expect to generate proceeds facilitating the prompt payment of distributions on the series A preferred shares but that do not maximize value of the Company’s assets. This in turn could hurt the Company’s ability to make distributions to the holders of its common shares, as well as the market price of the Company’s common shares.

The Management Agreements with the Manager Were Not Negotiated on an Arm’s-Length Basis and May Not Be as Favorable to the Company as if They Had Been Negotiated with an Unaffiliated Third Party and May Be Difficult to Terminate.

The Company’s executive officers and two of its six current directors are executives of SITE Centers. The Management Agreements, as well as several other agreements relating to the separation from SITE Centers, were negotiated between related parties and, although the Company believes the terms are reasonable and approximate terms of an arm’s-length transaction, their terms, including fees and other amounts payable, may not be as favorable to the Company as if they had been negotiated at arm’s length with an unaffiliated third party.

The Property Management Agreements may be terminated on December 31, 2019, the end of their initial term, or if extended, at the end of any subsequent six-month term, by the Manager or by the Company, upon the provision of notice sixty days in advance.

The External Management Agreement may be terminated on December 31, 2019, the end of its initial term, or, if extended, at the end of any subsequent six-month term by the Manager or by a majority of the independent directors that, with respect to the relevant action to be taken under the External Management Agreement, are “disinterested directors” (as such term is used in section 1701.60 of the Ohio Revised Code (the “Ohio Code”)) on the Board of Directors, upon the provision of notice 60 days in advance.

The Property Management Agreements will be terminated if the External Management Agreement is terminated, or, with regard to each asset, if the asset is sold or a controlling interest is transferred. In addition to the expiry dates outlined above, the External Management Agreement:

•	may be terminated immediately, upon written notice to the Company by the Manager, upon a Change of Control (as defined in the External Management Agreement) of the Company;
•

may be terminated by either party, without penalty, upon written notice to the other party if the other party, its agents or its assignees breaches any material provision of the External Management Agreement and such material breach continues for a period of ten business days after written notice of the breach;

•

may be terminated by the Manager if (i) there is a material change in the business strategy of the Company or (ii) there is a material change or reduction in the duties of the Manager or the scope of services authorized by the Board of Directors to be performed by the Manager under the External Management Agreement (in each case such termination shall be effective 60 days following the Company’s receipt of written notice from the Manager of such material change described in clauses (i) and (ii)) and

•

will terminate automatically (i) at such time that none of the Property Management Agreements remain in effect or (ii) at the effective time of the dissolution of the Company or, if the assets of the Company are transferred to a liquidating trust, the final disposition of the assets transferred by the liquidating trust.

Pursuant to the Management Agreements, the Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of the Board of Directors in following or declining to follow its advice or recommendations. The Manager maintains a contractual as opposed to a fiduciary relationship with the Company. Under the terms of the External Management Agreement, the Company will indemnify the Manager and its affiliates, as well as their respective officers (and persons serving as officers of the Company at the request of SITE Centers or the Company’s Board of Directors), directors, equityholders, members, partners and employees, for all liability, claims, damages and losses in the performance of their duties under the External Management Agreement, and related expenses, except to the extent arising from any act or omission on their part that is determined to constitute gross negligence or willful misconduct. Under the terms of the Property Management Agreements, the Company will indemnify the Manager for all liabilities, claims, obligations, expenses, losses, damages, judgments or other injuries that SITE Centers suffers in connection with (a) the Company’s material breach of the Property Management Agreement, (b) actions taken by the Manager at the Company’s direction, (c) certain contracts assumed by the Company in the event of termination of the Property Management Agreement and (d) the performance of the Manager to the extent in compliance with the Property Management Agreement, except, among other things, in the event that such request for indemnification is caused by the Manager’s gross negligence, fraud or willful misconduct.

The Company Is Subject to New Regulatory and Reporting Requirements That Will Increase Legal, Accounting and Financial Compliance Costs.

Prior to the Company’s separation from SITE Centers, the Company relied on SITE Centers’ corporate infrastructure and financial reporting and compliance programs.  Following the separation, the Company is now subject to the reporting requirements under the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the listing standards of the New York Stock Exchange (the “NYSE”). The Company expects that the requirements of these rules and regulations will continue to increase its legal, accounting and financial compliance costs and make some activities more difficult, time-consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that the Company maintain effective disclosure controls and procedures and internal control over financial reporting. In reliance on SITE Centers, the Company is developing and refining its disclosure controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to its principal executive and financial officers.

The Company’s current controls and any new controls that it develops may become inadequate because of changes in conditions in its business. Further, weaknesses in the Company’s disclosure controls or its internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm the Company’s operating results or cause it to fail to meet its reporting obligations and may result in a restatement of its financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of management evaluations and independent registered public accounting firm audits of its internal control over financial reporting that the Company will eventually be required to include in its periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in the Company’s reported financial and other information, which would likely have a negative effect on the trading price of its common shares. Pursuant to the terms of the Management Agreements, the Company will rely on the Manager to provide certain services integral to its internal control. In addition, if the Company is unable to continue to meet these requirements, it may not be able to remain listed on the NYSE.

The Company will be required to provide an annual management report on the effectiveness of its internal control over financial reporting commencing with its Annual Report on Form 10-K for the year ending December 31, 2019.  However, the Company’s independent registered public accounting firm is not required to audit the effectiveness of its internal control over financial reporting until after it is no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). At such time, the Company’s independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which the Company’s internal control over financial reporting is documented, designed or operating.

Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on the Company’s business and operating results and cause a decline in the price of its common shares.

Risks Related to the Company’s Common Shares

If an Active Trading Market for the Company’s Common Shares Is Not Sustained, Ability to Sells Shares When Desired and the Prices Obtained Will Be Adversely Affected.

The Company’s common shares are currently listed on the NYSE under the trading symbol “RVI.” However, there can be no assurance that the Company’s common shares will continue to be listed on the NYSE or that an active trading market for the Company’s common shares will be maintained, especially as the Company continues to execute on its strategy to sell assets and make distributions to shareholders, which could negatively impact the price of the Company’s common shares and market capitalization.

Accordingly, no assurance can be given as to the ability of the Company’s shareholders to sell their common shares or the price that shareholders may obtain for their common shares.

Some of the factors that could negatively affect the market price of the Company’s common shares include:

•	the Company’s actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategies or prospects;
•	the market’s perception of the Company’s potential and future cash dividends;
•	changes in the valuation and capitalization rates applicable to the Company’s properties;
•	the ability to sell the Company’s properties on a timely basis and on attractive terms;
•	actual or perceived conflicts of interest with SITE Centers and individuals, including the Company’s executives, or any termination of the Management Agreements;
•	equity issuances by the Company, or share sales by its significant shareholders, or the perception that such issuances or sales may occur;
•	the publication of research reports about the Company or the real estate industry;
•	changes in market valuations of similar companies;
•	the ability to maintain compliance with the terms of the Company’s indebtedness;
•	adverse market reaction to any refinancing of the mortgage loan or any indebtedness the Company incurs in the future;
•	additions to or departures of SITE Centers’ key personnel or members of the Company’s Board of Directors;
•	speculation in the press or investment community;
•	the Company’s failure to meet, or the lowering of, its earnings estimates or those of any securities analysts;
•	the extent of institutional investor interest in the Company;
•	increases in market interest rates, which may have a negative impact on the number of potential buyers for the Company’s properties and the prices such buyers are willing to pay;
•	ability to pay distributions to the Company’s shareholders pursuant to its operating and disposition strategy;
•	changes to the debt markets could adversely affect the Company’s ability to raise capital or refinance its existing indebtedness;
•	failure of the Company to qualify as a REIT and the Company’s continued qualification as a REIT;
•	the reputation of REITs generally and the reputation of REITs with similar businesses;
•

the attractiveness of the securities of REITs in comparison to securities issued by other entities (including securities issued by other real estate companies or sovereign governments), bank deposits or other investments;

•	price and volume fluctuations in the stock market generally;
•	natural disasters and environmental hazards affecting Puerto Rico and other areas in which the Company’s properties are located;
•	political or economic turmoil impacting the economy of Puerto Rico and other areas in which the Company’s properties are located and
•	general market and economic conditions, including the current state of the credit and capital markets and the market for sales and investments in properties similar to those owned by the Company.

Market factors unrelated to the Company’s performance could also negatively impact the market price of its common shares. One of the factors that investors may consider in deciding whether to buy or sell the Company’s common shares is its distribution rate as a percentage of its share price relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in the capital markets can affect the market value of the Company’s common shares. For instance, if interest rates rise, it is likely that the market price of its common shares will decrease as market rates on interest-bearing securities increase.

The Company Has Not Established a Minimum Distribution Payment Level, and It Cannot Assure Investors of Its Ability to Make Distributions in the Future.

The Company anticipates making distributions to holders of its common shares to satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income and excise tax (other than with respect to operations conducted through the Company’s TRS). U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. The Company generally intends to make distributions to holders of common shares with respect to each taxable year in an amount at least equal to its REIT taxable income for such taxable year. The Company also generally intends to distribute at least 90% of its Puerto Rico net taxable income to holders of its common shares (subject to a 10% withholding tax) pursuant to the terms of its agreement with the Puerto Rico Department of Treasury in order to be exempt from Puerto Rico income taxes and to maintain its REIT status in Puerto Rico.

Although the Company expects to declare and pay distributions on or around the end of each calendar year, the Board of Directors will evaluate its dividend policy regularly. To the extent cash available for distributions is less than the Company’s REIT taxable income, or if amortization requirements commence with respect to the mortgage loan or if the Company determines it is advisable for financial or other reasons, the Company has and may in the future make a portion of its dividends in the form of common shares, and any such distribution of common shares may be taxable as a dividend to shareholders. The Company may also distribute debt or other securities in the future, which also may be taxable as a dividend to shareholders.

Any distributions the Company makes to its shareholders will be at the discretion of the Board of Directors and will depend upon, among other things, the Company’s actual and anticipated results of operations and liquidity, which will be affected by various factors, including the income from its properties, its operating expenses (including management fees and other obligations owing to the Manager), repayment of restricted cash balances to SITE Centers in connection with the mortgage loan, any other expenditures and the terms of the mortgage financing and the limitations set forth in the mortgage loan agreements. Distributions will also be impacted by the pace and success of the Company’s property disposition strategy. As a result of the terms of the mortgage financing, however, the Company anticipates that the majority of distributions of sales proceeds to be made to shareholders will not occur until after the mortgage loan or any refinancing thereof has been repaid. Furthermore, subject to the requirement that the Company distribute the Required REIT Distribution to the holders of the Company’s common shares, the series A preferred shares will be entitled to a dividend preference for all dividends declared on the Company’s capital stock up to the preference amount. Due to the dividend preference of the series A preferred shares, distributions of sales proceeds to holders of common shares are not anticipated to occur until after aggregate dividends have been paid on the series A preferred shares in an amount equal to the maximum preference amount. The Company cannot predict when or if it will declare dividends to the holders of series A preferred shares and when or if such dividends, if paid, will equal the maximum preference amount. If the Company is unable to pay aggregate dividends on the series A preferred shares in an amount equal to the preference amount, it would not be able to pay any dividends to its common stockholders other than required REIT distributions.

As a result, no assurance can be given that the Company will be able to make distributions to its shareholders at any time in the future or the level or timing of any distributions the Company does make.

Shares Eligible for Future Sale May Have Adverse Effects on the Company’s Share Price.

Although the Company does not currently intend to undertake any future sales of its common shares or preferred shares, the effect of any such sale on the market price of its common shares cannot be predicted. Sales of substantial amounts of common shares or preferred shares, or the perception that such sales could occur, may adversely affect the prevailing market price for the Company’s common shares. The Company is not required to offer any such shares to existing shareholders on a preemptive basis. Therefore, it may not be possible for existing shareholders to participate in such future issuances, which may dilute the existing shareholders’ interests in the Company.

Offerings of Debt or Equity Securities, Which Would Rank Senior to the Company’s Common Shares, May Adversely Affect the Market Price for the Company’s Common Shares.

Although the Company does not have any current intention to do so, if the Company decides in the future to issue debt or preferred equity securities, other than the series A preferred shares, ranking senior to its common shares, it is likely that they will be governed by an indenture or other instrument containing covenants restricting the Company’s operating flexibility. Additionally, any convertible or exchangeable securities that the Company issues in the future may have rights, preferences and privileges more favorable than those of its common shares and may result in dilution to owners of its common shares. The Company and, indirectly, its shareholders, will bear the cost of issuing and servicing such securities. Because the Company’s decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond its control, the Company cannot predict or estimate the amount, timing or nature of its future offerings. Thus, holders of the Company’s common shares will bear the risk of future offerings reducing the market price of common shares and diluting the value of their shareholdings in the Company.

In addition, the Company’s governing documents authorize it to issue, without the approval of the common shareholders, one or more classes or series of preferred shares (in addition to the series A preferred shares) having such designation, voting powers, preferences, rights and other terms, including preferences over the common shares respecting dividends and distributions, as the Board of Directors generally may determine. The terms of one or more classes or series of preferred shares could dilute the voting power or reduce the value of the Company’s common shares. For example, the Company could grant the holders of preferred shares the right to elect some number of the Company’s directors in all events or on the occurrence of specified events, or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences the Company could assign to holders of preferred shares could affect the residual value or market price of the common shares.

The Company Is an “Emerging Growth Company,” and It Cannot Be Certain if the Reduced Disclosure Requirements Applicable to Emerging Growth Companies Make Its Securities Less Attractive to Investors.

The Company is an “emerging growth company,” as defined in the JOBS Act. For so long as the Company remains an emerging growth company, the Company is not required to comply with, among other things, the auditor attestation requirements of the Sarbanes-Oxley Act. Emerging growth companies are also exempt from the “say on pay” provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”) and are permitted to omit the detailed compensation discussion and analysis and other compensation-related disclosures from proxy statements and reports filed under the Exchange Act.  Investors may find the Company’s common shares less attractive because it relies on these provisions. If investors find the Company’s common shares less attractive as a result, there may be a less active trading market for the Company’s shares and the Company’s share price may be more volatile.

In addition, Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. However, the Company has chosen to “opt out” of such extended transition period, and as a result, the Company will comply with new or revised accounting standards on the relevant dates adoption of such standards is required for non-emerging growth companies. The Company’s decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Risks Related to the Company’s Organization and Structure

Provisions in the Articles of Incorporation and Code of Regulations Could Have the Effect of Delaying, Deferring or Preventing a Change in Control, Even if That Change May Be Considered Beneficial by Some of the Company’s Shareholders, Which Could Reduce the Market Price of the Company’s Common Shares.

The Articles of Incorporation and Code of Regulations contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by the Company’s Board of Directors. Among other things, the Articles of Incorporation and Code of Regulations include provisions:

•

initially dividing the Board of Directors into two classes, designated Class I and Class II. The directors first appointed to Class I will hold office for a term expiring at the annual meeting of shareholders to be held in May 2019 and the directors first appointed to Class II will hold office for a term expiring at the annual meeting of shareholders to be held in 2020. After the initial classification, the successors to the directors whose terms expire will be elected to hold office for a term expiring at the annual meeting of shareholders held in the year following the year of their election (i.e., Class I directors elected at the May 2019 annual meeting of shareholders will serve until the 2020 annual meeting of shareholders);

•

authorizing “blank check” preferred stock, which could be issued by the Board of Directors without shareholder approval and may contain voting, liquidation, dividend and other rights superior to the Company’s common shares;

•	providing that any vacancy on the Board of Directors may be filled only by the affirmative vote of a majority of the remaining directors then in office;
•	providing that no shareholder may cumulate the shareholder’s voting power in the election of directors;
•	providing that shareholders may not act by written consent unless such written consent is unanimous;
•	requiring advance notice of shareholder proposals for business to be conducted at meetings of the Company’s shareholders and for nominations of candidates for election to the Board of Directors and

•

subject to the terms of the series A preferred shares, requiring a supermajority vote of at least 75% of the voting power of the outstanding shares of capital stock of the Company entitled to vote thereon, voting together as a single class, for the Company’s shareholders to amend the Articles of Incorporation or Code of Regulations.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control of the Company or changes in the Company’s management.

The Company believes these provisions protect its shareholders from coercive or otherwise unfair takeover tactics and are not intended to make the Company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay, defer or prevent an acquisition that the Board of Directors determines is not in the best interests of the Company and its shareholders, which under certain circumstances could reduce the market price of its common shares.

The Company’s Authorized but Unissued Common and Preferred Shares May Prevent a Change in the Company’s Control.

The Articles of Incorporation authorize the Company to issue additional authorized but unissued common or preferred shares. In addition, the Board of Directors may, without shareholder approval, amend the Articles of Incorporation to increase the aggregate number of its shares of beneficial interest, or the number of its shares of beneficial interest of any class or series that the Company has authority to issue, and classify or reclassify any unissued common or preferred shares and set the preferences, rights and other terms of the classified or reclassified shares. As a result, the Board of Directors may establish a series of common or preferred shares that could delay or prevent a transaction or a change in control that might involve a premium price for the Company’s common shares or otherwise be in the best interest of the Company’s shareholders.

Ownership Limitations May Restrict Changes in Control of the Company for Which Its Shareholders Might Receive a Premium for Their Shares.

In order for the Company to qualify as a REIT for each taxable year, no more than 50% in value of its outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To assist the Company in maintaining its qualification as a REIT for U.S. federal income tax purposes, the Articles of Incorporation contain certain restrictions on ownership of the Company’s common shares. These ownership limitations could have the effect of discouraging a takeover or other transaction in which holders of the Company’s common shares might receive a premium for their shares over the then-prevailing market price or which holders might believe to be otherwise in their best interests.

The REIT Rules Relating to Prohibited Transactions Could Affect the Company’s Disposition of Assets and Adversely Affect Its Profitability.

The Company intends to conduct its activities to avoid the 100% tax on gains from prohibited transactions, including by structuring dispositions of properties to qualify for the safe harbor to avoid application of such 100% tax. However, the avoidance of this tax could reduce the Company’s liquidity and cause it to undertake fewer sales of properties than it would otherwise undertake. In addition, the Company may have to sell numerous properties to a single or a few purchasers, which could cause such dispositions to be less profitable than would be the case if it sold properties on a property-by-property basis. There can be no assurances that property dispositions will qualify for the safe harbor and not be subject to the 100% tax on gains from prohibited transactions. Among other requirements, the safe harbor requires that the Company hold the property for not less than two years. It is not clear whether the Company’s holding period with respect to a property for purposes of the prohibited transactions tax safe harbor includes SITE Centers’ holding period.

The Company holds a number of properties through a TRS. Gains from the sale of property by a TRS will not be subject to the 100% tax on gains from prohibited transaction, but such gains will be subject to tax at the TRS level at corporate tax rates. The current U.S. federal income tax rate applicable to corporations is 21%.

Substantially All of the Company’s Assets Are Owned by Subsidiaries, and the Creditors of These Subsidiaries Are Entitled to Amounts Payable to Them by the Subsidiaries Before the Subsidiaries May Pay Any Dividends or other Distributions to the Company.

Substantially all of the Company’s properties and assets are held through wholly-owned subsidiaries. The Company depends on cash distributions from its subsidiaries for most of its cash flow. The creditors of each of the Company’s subsidiaries, including the lenders on the Company’s mortgage financing, are entitled to payment of that subsidiary’s obligations to them when due and payable before that subsidiary may make distributions or dividends to the Company. Thus, the Company’s ability to make any distributions to its shareholders depends on the Company’s subsidiaries’ ability to first satisfy their obligations to their creditors and the Company’s ability to satisfy its obligations, if any, to its creditors.

In addition, the Company’s participation in any distribution of the assets of any of its subsidiaries upon the liquidation, reorganization or insolvency of the subsidiary is only after the claims of the creditors, including trade creditors, mortgage lenders and preferred security holders, if any, of the applicable direct or indirect subsidiaries, are satisfied.

Risks Related to the Company’s Taxation as a REIT

If the Company Fails to Qualify as a REIT in Any Taxable Year, It Will Be Subject to U.S. Federal Income Tax as a Regular Corporation and Could Have Significant Tax Liability, Which May Have a Significant Adverse Consequence to the Value of the Company’s Common Shares.

The Company intends to operate in a manner that allows it to qualify as a REIT for U.S. federal income tax purposes.  However, REIT qualification requires that the Company satisfy numerous requirements (some on an annual or quarterly basis) established under highly technical and complex provisions of the Code, for which there are a limited number of judicial or administrative interpretations.  The Company’s status as a REIT requires an analysis of various factual matters and circumstances that are not entirely within its control.  Accordingly, the Company’s ability to qualify and remain qualified as a REIT for U.S. federal income tax purposes is not certain.  Even a technical or inadvertent violation of the REIT requirements could jeopardize the Company’s REIT qualification.  Furthermore, Congress or the IRS might change the tax laws or regulations and the courts could issue new rulings, in each case potentially having a retroactive effect that could make it more difficult or impossible for the Company to continue to qualify as a REIT.  If the Company fails to qualify as a REIT in any tax year, the following would result:

•

the Company would be taxed as a regular domestic corporation, which, among other things, means that it would be unable to deduct distributions to its shareholders in computing its taxable income and would be subject to U.S. federal income tax on its taxable income at regular corporate rates;

•

any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to shareholders and could force the Company to liquidate assets or take other actions that could have a detrimental effect on its operating results; and

•

unless the Company were entitled to relief under applicable statutory provisions, it would be disqualified from treatment as a REIT for the four taxable years following the year during which the Company lost its qualification, and its cash available for debt service obligations and distribution to its shareholders, therefore, would be reduced for each of the years in which the Company does not qualify as a REIT.

Even if the Company maintains its qualification as a REIT, it may face other tax liabilities that reduce its cash flow.  The Company’s TRS is subject to taxation, and any changes in the laws affecting the Company’s TRS may increase the Company’s tax expenses.  The Company may also be subject to certain federal, state and local taxes on its income (including on any gain from a “prohibited transaction”) and property either directly or at the level of its subsidiaries.  Any of these taxes would decrease cash available for debt service obligations and distribution to the Company’s shareholders.

If Certain Subsidiaries Fail to Qualify as Disregarded Entities for U.S. Federal Income Tax Purposes, the Company May Not Qualify as a REIT.

One or more of the Company’s subsidiaries may be treated as a disregarded entity for U.S. federal income tax purposes and, therefore, will not be subject to U.S. federal income tax on its income. Instead, the Company will be required to take such disregarded entity’s income into account when the Company calculates its taxable income. The Company cannot assure shareholders that the IRS will not challenge the status of any subsidiary limited liability company in which it owns an interest as a disregarded entity for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating any subsidiary limited liability company as an entity taxable as a corporation for U.S. federal income tax purposes, the Company could fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, the Company would likely not qualify as a REIT. Also, the failure of any subsidiary limited liability company to qualify as a disregarded entity for U.S. federal income tax purposes could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution.

Compliance with REIT Requirements May Negatively Affect the Company’s Operating Decisions.

To maintain its status as a REIT for U.S. federal income tax purposes, the Company must meet certain requirements on an ongoing basis, including requirements regarding its sources of income, the nature and diversification of its assets, the amounts the Company distributes to its shareholders and the ownership of its shares.  The Company may also be required to make distributions to its shareholders when it does not have funds readily available for distribution or at times when the Company’s funds are otherwise needed to fund capital expenditures or debt service obligations.

As a REIT, the Company must distribute at least 90% of its annual net taxable income (excluding net capital gains) to its shareholders.  To the extent that the Company satisfies this distribution requirement, but distributes less than 100% of its net taxable income, the Company will be subject to U.S. federal corporate income tax on its undistributed taxable income.  In addition, the Company will be subject to a 4% non-deductible excise tax if the actual amount paid to its shareholders in a calendar year is less than the minimum amount specified under U.S. federal tax laws.  From time to time, the Company may generate taxable income greater than its income for financial reporting purposes, or its net taxable income may be greater than its cash flow available for distribution to its shareholders.  If the Company does not have other funds available in these situations, it could be required to borrow funds, sell a portion of its properties at unfavorable prices, distribute common shares in a taxable distribution, or find other sources of funds in order to meet the REIT distribution requirements and avoid corporate income tax and the 4% excise tax.

In addition, the REIT provisions of the Code impose a 100% tax on income from “prohibited transactions.”  Prohibited transactions generally include sales of assets, other than foreclosure property, that constitute inventory or other property held for sale to customers in the ordinary course of business.  This 100% tax could affect the Company’s decisions to sell property if it believes such sales could be treated as a prohibited transaction.  However, the Company would not be subject to this tax if it were to sell assets through its TRS, although the Company’s TRS would generally be subject to tax on gains from the sale of property.  The Company will also be subject to a 100% tax on certain amounts if the economic arrangements between the Company and its TRS are not comparable to similar arrangements among unrelated parties.

Proposed and potential future proposed reforms of the Code, if enacted, could adversely affect existing REITs.  Such proposals could result in REITs having fewer tax advantages and could adversely affect REIT shareholders.  It is impossible for the Company to predict the nature of or extent of any new tax legislation on the real estate industry, in general, and REITs, in particular.  In addition, some proposals under consideration may adversely affect the Company’s tenants’ operating results, financial condition and/or future business planning, which could adversely affect the Company and, consequently, its shareholders.

The Company May Be Forced to Borrow Funds to Maintain Its REIT Status, and the Unavailability of Such Capital on Favorable Terms at the Desired Times, or at All, May Cause the Company to Curtail Its Investment Activities and/or to Dispose of Assets at Inopportune Times, Which Could Materially and Adversely Affect the Company.

To qualify as a REIT, the Company generally must distribute to shareholders at least 90% of its REIT taxable income each year, determined without regard to the dividends paid deduction and excluding any net capital gains, and the Company will be subject to regular corporate income taxes on its undistributed taxable income to the extent that the Company distributes less than 100% of its REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, each year. In addition, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by the Company in any calendar year are less than the sum of 85% of the Company’s ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years. The Company could have a potential distribution shortfall as a result of, among other things, differences in timing between the actual receipt of cash and recognition of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. In order to maintain REIT status and avoid the payment of income and excise taxes, the Company may need to borrow funds to meet the REIT distribution requirements. The Company may not be able to borrow funds on favorable terms or at all, and the Company’s ability to borrow may be restricted by the terms of instruments governing the Company’s existing indebtedness. The Company’s access to third-party sources of capital depends on a number of factors, including the market’s perception of the Company’s growth potential, current debt levels, the market price of common shares and current and potential future earnings. The Company cannot assure shareholders that it will have access to such capital on favorable terms at the desired times, or at all, which may cause the Company to curtail its investment activities and/or to dispose of assets at inopportune times, and could materially and adversely affect the Company. The Company may make taxable in-kind distributions of common shares, which may cause shareholders to be required to pay income taxes with respect to such distributions in excess of any cash received, or the Company may be required to withhold taxes with respect to such distributions in excess of any cash shareholders receive.

Dividends Paid by REITs Generally Do Not Qualify for Reduced Tax Rates.

In general, the maximum U.S. federal income tax rate for dividends paid to individual U.S. shareholders is 20%.  Due to its REIT status, the Company’s distributions to individual shareholders generally are not eligible for the reduced rates. However, U.S. shareholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., REIT dividends that are not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of the Company’s common shares.

Legislative or Other Actions Affecting REITs Could Have a Negative Effect on the Company.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect the Company or its shareholders. The Company cannot predict how changes in the tax laws might affect shareholders or the Company. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect the Company’s ability to qualify as a REIT or the U.S. federal income tax consequences of such qualification, or the U.S. federal income tax consequences of an investment in the Company. In addition, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

Enactment of the Tax Cuts and Jobs Act of 2017 (the “TCJA”) has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their shareholders. Changes made by the TCJA that could affect the Company and shareholders include:

•

temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;

•	permanently eliminating the progressive corporate tax rate structure, which previously imposed a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21%;
•

permitting a deduction for certain pass-through business income, including dividends received by certain of the Company’s shareholders that are not designated as capital gain dividends or qualified dividend income, which will allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

•

reducing the highest rate of withholding with respect to the Company’s distributions to non-U.S. shareholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•

limiting the Company’s deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of the Company’s REIT taxable income (determined without regard to the dividends paid deduction);

•

generally limiting the deduction for net business interest expense in excess of 30% of a business’s “adjusted taxable income,” except for taxpayers that engage in certain real estate businesses (including most equity REITs) and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system with longer depreciation periods) and

•	eliminating the corporate alternative minimum tax.

Many of these changes that are applicable to the Company are effective with the Company’s 2018 taxable year, without any transition periods or grandfathering for existing transactions. The TCJA is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and IRS, any of which could lessen or increase the impact of the legislation.  In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often use federal taxable income as a starting point for computing state and local tax liabilities.

While some of the changes made by the TCJA may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial on a going-forward basis. The Company continues to work with its tax advisors and auditors to determine the full impact that the TCJA as a whole will have on the Company.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

At December 31, 2018, the Company owned 38 assets, composed of 26 continental U.S. assets and 12 assets in Puerto Rico. These properties consist of retail shopping centers composed of 14 million square feet of GLA and are located in 15 states and Puerto Rico.  At December 31, 2018, the average annualized base rent per square foot of Company-owned GLA of the Company’s assets was $15.45.  The Company’s average annualized base rent per occupied square foot does not consider tenant expense reimbursements.  The Company generally does not enter into significant tenant concessions on a lease-by-lease basis.  The Company’s properties were 89.3% occupied as of December 31, 2018.

Information as to the Company’s 10 largest tenants based on total annualized rental revenues and Company-owned GLA at December 31, 2018, is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Retail Environment and Company Fundamentals” in this Annual Report on Form 10-K.

Tenant Lease Expirations and Renewals

The following table shows the impact of tenant lease expirations through 2028 for all of RVI’s properties, assuming that none of the tenants exercise any of their renewal options as of December 31, 2018:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2019	180	768	$16,952	$22.06	5.5%	9.3%
2020	199	1,703	26,374	15.49	12.1%	14.5%
2021	158	1,471	23,484	15.96	10.5%	12.9%
2022	136	1,970	26,465	13.44	14.0%	14.5%
2023	115	1,606	21,999	13.69	11.5%	12.1%
2024	85	1,552	18,724	12.06	11.1%	10.3%
2025	44	414	7,338	17.71	3.0%	4.0%
2026	37	328	5,515	16.80	2.3%	3.0%
2027	19	234	2,727	11.68	1.7%	1.5%
2028	19	267	3,611	13.53	1.9%	2.0%
Total	992	10,313	$153,189	$14.85	73.6%	84.1%

The following table shows the impact of tenant lease expirations through 2028 for all of RVI’s Puerto Rico properties, assuming that none of the tenants exercise any of their renewal options as of December 31, 2018:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2019	110	360	$9,630	$26.79	8.1%	13.7%
2020	102	559	12,691	22.70	12.6%	18.0%
2021	60	233	7,750	33.23	5.3%	11.0%
2022	53	551	8,904	16.15	12.4%	12.7%
2023	29	393	5,289	13.45	8.9%	7.5%
2024	23	557	6,228	11.19	12.6%	8.8%
2025	7	44	1,669	38.04	1.0%	2.4%
2026	16	92	2,494	27.07	2.1%	3.5%
2027	6	44	630	14.46	1.0%	0.9%
2028	1	2	35	22.00	0.0%	0.1%
Total	407	2,835	$55,320	$19.52	64.0%	78.6%

The rental payments under certain of these leases will remain constant until the expiration of their base terms, regardless of inflationary increases.  There can be no assurance that any of these leases will be renewed or that any replacement tenants will be obtained if not renewed.

Retail Value Inc.

Property List at December 31, 2018

	Location	Center	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Arizona
1	Tucson, AZ	Tucson Spectrum	717	$8,998	$14.55

Bed Bath & Beyond, Best Buy, Food City, Harkins Theatres, Home Depot (Not Owned), JCPenney, LA Fitness, Marshalls, Michaels, OfficeMax, Old Navy, Party City, PetSmart, Ross Dress for Less, Target (Not Owned)

	Florida
2	Homestead, FL	Homestead Pavilion	298	$4,749	$17.53	Bed Bath & Beyond, Kohl's (Not Owned), Michaels, Ross Dress for Less, T.J. Maxx
3	Orlando, FL	Millenia Plaza	412	$4,640	$11.28	Ashley Furniture Homestore, BJ's Wholesale Club, Dick's Sporting Goods, Home Depot, Ross Dress for Less, Total Wine & More
4	Spring Hill, FL	Mariner Square	194	$1,596	$9.78	Bealls, Ross Dress for Less, Sam's Club (Not Owned), Walmart (Not Owned)

	Georgia
5	Newnan, GA	Newnan Crossing	223	$1,759	$8.25	Hobby Lobby, Lowe's, Walmart (Not Owned)

	Michigan
6	Grand Rapids, MI	Green Ridge Square	216	$2,829	$13.49	Bed Bath & Beyond, Best Buy, Michaels, T.J. Maxx, Target (Not Owned)

	Minnesota
7	Coon Rapids, MN	Riverdale Village	788	$9,986	$15.75	Bed Bath & Beyond, Best Buy, Costco (Not Owned), Dick's Sporting Goods, DSW, JCPenney, Jo-Ann, Kohl's, Old Navy, T.J. Maxx
8	Maple Grove, MN	Maple Grove Crossing	262	$3,537	$13.51	Barnes & Noble, Bed Bath & Beyond, Cub Foods (Not Owned), Kohl's, Michaels
9	St. Paul, MN	Midway Marketplace	324	$2,837	$8.75	Cub Foods, Herberger's (Not Owned), LA Fitness, T.J. Maxx, Walmart

	Mississippi
10	Gulfport, MS	Crossroads Center(2)	555	$6,220	$11.64	Academy Sports, Barnes & Noble, Belk, Burke's Outlet, Cinemark, Forever 21, Michaels, Ross Dress for Less, T.J. Maxx
11	Tupelo, MS	Big Oaks Crossing	348	$2,235	$6.44	Jo-Ann, Sam's Club, Walmart

	New Hampshire
12	Seabrook, NH	Seabrook Commons	175	$2,944	$18.53	Dick's Sporting Goods, Walmart (Not Owned)

	New Jersey
13	Mays Landing, NJ	Hamilton Commons	403	$6,138	$16.28	Bed Bath & Beyond, Hobby Lobby, Marshalls, Regal Cinemas, Ross Dress for Less
14	Mays Landing, NJ	Wrangleboro Consumer Square	842	$10,729	$13.77	Best Buy, BJ's Wholesale Club, Books-A-Million, Christmas Tree Shops, Dick's Sporting Goods, Kohl's, Michaels, PetSmart, Staples, Target

	North Carolina
15	Apex, NC	Beaver Creek Crossings	321	$4,846	$16.03	Burke's Outlet, Dick's Sporting Goods, Regal Beaver Creek 12, T.J. Maxx

	Ohio
16	North Olmsted, OH	Great Northern Plaza	631	$8,476	$13.92	Bed Bath & Beyond, Best Buy, Big Lots, Burlington, DSW, Home Depot, Jo-Ann, K&G Fashion Superstore, Marc's, PetSmart
17	Solon, OH	Uptown Solon	182	$2,551	$15.06	Bed Bath & Beyond, Mustard Seed Market & Cafe

Retail Value Inc.

Property List at December 31, 2018

	Location	Center	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Pennsylvania
18	Erie, PA	Peach Street Marketplace(2)	721	$6,670	$10.53	Bed Bath & Beyond, Best Buy (Not Owned), Burlington, Cinemark, Hobby Lobby, Home Depot (Not Owned), Kohl's, Lowe's, Marshalls, PetSmart, Target (Not Owned)
19	Jenkintown, PA	Noble Town Center	168	$2,626	$16.04	AFC Fitness, Bed Bath & Beyond, PetSmart, Ross Dress for Less, Stein Mart

	South Carolina
20	Columbia, SC	Harbison Court	242	$2,347	$15.29	Marshalls, Nordstrom Rack, Ross Dress for Less

	Tennessee
21	Hendersonville, TN	Lowe's Home Improvement	129	$1,140	$8.83	Lowe's

	Texas
22	Houston, TX	Willowbrook Plaza	385	$4,742	$15.30	AMC Theatres, Bed Bath & Beyond, Bel Furniture, buybuy BABY, Cost Plus World Market
23	Mesquite, TX	The Marketplace at Towne Centre	180	$2,386	$17.25	Cavender's (Not Owned), Home Depot (Not Owned), Kohl's (Not Owned), PetSmart, Ross Dress for Less

	Wisconsin
24	Brookfield, WI	Shoppers World of Brookfield	203	$1,888	$11.94	Burlington, Pick 'n Save (Not Owned), Ross Dress for Less, Xperience Fitness
25	Brown Deer, WI	Marketplace of Brown Deer	410	$3,495	$9.45	Bob's Discount Furniture, Burlington, Kohl's, Michaels, OfficeMax, Pick 'n Save, Ross Dress for Less, T.J. Maxx
26	West Allis, WI	West Allis Center	264	$1,761	$6.79	Kohl's, Marshalls/HomeGoods, Menards (Not Owned), Pick 'n Save

	Puerto Rico
27	Arecibo, PR	Plaza del Atlántico	223	$2,254	$11.76	Capri, Kmart
28	Bayamon, PR	Plaza del Sol	601	$16,451	$31.18	Bed Bath & Beyond, Caribbean Cinemas, H & M, Home Depot (Not Owned), Old Navy, Walmart
29	Bayamon, PR	Plaza Río Hondo	555	$13,163	$25.45	Best Buy, Caribbean Cinemas, Kmart, Marshalls Mega Store, Pueblo, T.J. Maxx
30	Carolina, PR	Plaza Escorial	524	$8,564	$16.53	Caribbean Cinemas, Home Depot (Not Owned), OfficeMax, Old Navy, Sam's Club, Walmart
31	Cayey, PR	Plaza Cayey	313	$2,609	$8.80	Caribbean Cinemas (Not Owned), Walmart
32	Fajardo, PR	Plaza Fajardo	274	$4,050	$16.34	Econo, Walmart
33	Guayama, PR	Plaza Walmart	164	$1,118	$8.24	Walmart
34	Hatillo, PR	Plaza del Norte	682	$10,297	$22.18	Caribbean Cinemas, JCPenney, OfficeMax, Rooms To Go, Sears, T.J. Maxx
35	Humacao, PR	Plaza Palma Real	449	$5,362	$14.21	Capri, Marshalls, Pep Boys, Walmart
36	Isabela, PR	Plaza Isabela	259	$3,722	$14.99	Selectos Supermarket, Walmart
37	Rio Piedras, PR	Señorial Plaza	202	$1,849	$18.09	Pueblo
38	Vega Baja, PR	Plaza Vega Baja	185	$942	$11.36	Econo

(1)	Calculated as total annualized base rentals divided by Company-owned rent commenced GLA as of December 31, 2018.
(2)	Indicates an asset subject to a ground lease. All other assets are owned fee simple.

Item 3.	LEGAL PROCEEDINGS

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

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders, Dividends and Market Information

The Company’s common shares are listed on the NYSE under the ticker symbol “RVI.”  As of February 15, 2019, there were 2,950 record holders and approximately 14,200 beneficial owners of the Company’s common shares.

The Company anticipates making distributions to holders of its common shares to satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income and excise tax (other than with respect to operations through the Company’s TRS).  U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income.  The Company generally intends to make distributions to holders of common shares with respect to each taxable year in an amount at least equal to its REIT taxable income for such taxable year.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1–31, 2018	20	$29.24	—	—
November 1–30, 2018	—	—	—	—
December 1–31, 2018	92	25.32	—	—
Total	112	$26.02	—	—

(1)

Consists of common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

Performance Graph

The graph below presents the Company's cumulative total shareholder returns relative to the performance of the Russell 2000 Index and FTSE NAREIT Equity REITs Total Return Index.  The graph assumes $100 invested at the closing price of the Company's common stock on the New York Stock Exchange and each index on July 2, 2018 (the first day of RVI trading) and assumes the reinvestment of all dividends.  The stock price performance shown on this graph may not be indicative of future price performance.

Cumulative Total Shareholder Return Index

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected combined and consolidated financial information and other data of the Company.  The following selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and related notes and Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The following selected financial data is not intended to replace the Company’s historical consolidated financial statements. As a result of the spin-off from SITE Centers Corp., the selected financial data for periods prior to July 1, 2018, was carved-out from the financial information of SITE Centers at their historical carrying amounts. See Note 2, “Basis of Presentation,” to the Company’s combined and consolidated financial statements included herein.

Comparative Summary of Selected Financial Data

(In thousands, except per share data)

			For the Year Ended December 31,
	For the Period from July 1, 2018 to December 31, 2018	For the Period from January 1, 2018 to June 30, 2018	2017	2016	2015
	The Company	RVI Predecessor
Operating Data:
Revenues	$137,347	$155,234	$322,879	$316,058	$298,280
Rental operating expenses	39,252	44,179	89,409	85,971	83,187
Net income (loss)	8,852	(174,156)	(292,453)	(59,208)	(42,623)

Earnings Per Share Data (Basic and Diluted):
Net income	$0.48	N/A	N/A	N/A	N/A
Weighted-average number of common shares	18,464	N/A	N/A	N/A	N/A
Dividends Declared	$1.30	N/A	N/A	N/A	N/A

	December 31,
	2018	2017	2016
	The Company	RVI Predecessor
Balance Sheet Data:
Real estate (at cost)	$2,451,438	$2,849,873	$3,219,540
Real estate, net of accumulated depreciation	1,747,037	2,150,585	2,557,649
Total assets	1,962,644	2,326,602	2,717,184
Total indebtedness	967,569	1,134,152	1,218,167
Total equity	662,253	1,090,464	1,384,894

			For the Year Ended December 31,
	For the Period from July 1, 2018 to December 31, 2018	For the Period from January 1, 2018 to June 30, 2018	2017	2016	2015
	The Company	RVI Predecessor
Cash Flow Data:
Cash flow provided by (used for):
Operating activities	$43,993	$28,832	$96,242	$102,299	$73,290
Investing activities	254,814	100,079	(9,643)	(177,540)	(226,102)
Financing activities	(282,994)	(41,843)	(89,305)	79,566	153,481

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Retail Value Inc. (“RVI” or the “Company”) (NYSE: RVI) is an Ohio company formed in December 2017 that, as of December 31, 2018, owned and operated a portfolio of 38 assets, composed of 26 continental U.S. assets and 12 assets in Puerto Rico. These properties consisted of retail shopping centers composed of 14 million square feet of Company-owned gross leasable area (“GLA”) and were located in 15 states and Puerto Rico. The Company’s continental U.S. assets comprised 64% and the properties in Puerto Rico comprised 36% of its total combined and consolidated revenue for the year ended December 31, 2018.  The Company’s centers have a diverse tenant base that includes national retailers such as Walmart/Sam’s Club, Bed, Bath & Beyond, the TJX Companies (T.J. Maxx, Marshalls and HomeGoods), Best Buy, Gap, PetSmart, Ross Stores, Kohl’s, Dick’s Sporting Goods and Michaels.  At December 31, 2018, the aggregate occupancy of the Company’s shopping center portfolio was 89.3%, and the average annualized base rent per occupied square foot was $15.45.  The Company intends to realize value for shareholders through the operations and sales of the Company’s assets.  Prior to the Company’s separation on July 1, 2018, the Company was a wholly-owned subsidiary of SITE Centers Corp., formerly known as DDR Corp. (“SITE Centers” or the “Parent Company”).

Unless otherwise expressly stated or the context otherwise requires, in the case of information as of dates or for periods prior to the Company’s separation from SITE Centers, references to the “Company” and the “RVI Predecessor” refer to the combined and consolidated entities of SITE Centers that owned the assets comprising the Company’s portfolio as of July 1, 2018, assuming that such entities owned only the assets comprising the Company’s portfolio as of July 1, 2018.

Executive Summary

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

In February 2018, the Company incurred $1.35 billion of mortgage financing.  The Company expects to focus on realizing value in its portfolio through operations and sales of its assets.  The Company primarily intends to use net asset sale proceeds first to repay mortgage debt and then to make distributions to the Company’s preferred and common shareholders.  In addition, pursuant to the Separation and Distribution Agreement, and subject to maintaining its status as a Real Estate Investment Trust (“REIT”), the Company has agreed to repay to SITE Centers certain cash balances held in restricted accounts on the separation date in connection with the mortgage loan.  The Company has agreed to pay these amounts to SITE Centers as soon as reasonably possible out of its operating cash flow but in no event later than March 31, 2020.

From its formation in December 2017 through December 31, 2018, the Company sold the following assets (in thousands):

Date Sold	Property Name	City, State	Total Owned GLA	Gross Sales Price
4/17/18	Silver Spring Square	Mechanicsburg, PA	343	$80,810
6/27/18	The Walk at Highwoods Preserve	Tampa, FL	138	25,025
7/6/18	Tequesta Shoppes	Tequesta, FL	110	14,333
7/10/18	Lake Walden Square	Plant City, FL	245	29,000
8/1/18	East Lloyd Commons	Evansville, IN	160	23,000
8/13/18	Grandville Marketplace	Grandville, MI	224	16,700
8/29/18	Brandon Blvd Shoppes	Valrico, FL	86	14,650
9/14/18	Gresham Station	Gresham, OR	342	64,500
10/18/18	Palm Valley Pavilions West	Goodyear, AZ	233	44,800
11/13/18	International Drive Value Center	Orlando, FL	186	26,157
11/20/18	Douglasville Pavilion	Atlanta, GA	266	35,120
12/14/18	Kyle Crossing	Kyle, TX	121	27,600
			2,454	$401,695

Manager

In connection with the Company’s separation from SITE Centers, on July 1, 2018, the Company entered into an external management agreement (the “External Management Agreement”) which, together with various property management agreements, governs the fees, terms and conditions pursuant to which SITE Centers serves as the Company’s manager.  The Company does not have any employees.  In general, either the Company or SITE Centers may terminate these management agreements on December 31, 2019, or at the end of any six-month renewal period thereafter.

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

Pursuant to the property management agreements, the Company pays SITE Centers and certain of its subsidiaries a monthly property management fee in an aggregate amount of 3.5% and 5.5% of the gross revenue (as calculated in accordance with the terms of the property management agreements) of the Company’s continental U.S. properties and the Puerto Rico properties, respectively, on a monthly basis.  The property management agreements also provide for the payment to SITE Centers of certain leasing commissions and financing fees and a disposition fee of 1% of the gross sale price of each asset sold by the Company.

Company Activity

The following is a summary of the Company’s operational statistics:

	December 31,
	2018	2017	2016
	The Company	RVI Predecessor
Centers owned	38	50	50
Aggregate occupancy rate	89.3%	90.6%	93.6%
Average annualized base rent per occupied square foot	$15.45	$15.37	$15.31

Retail Environment and Company Fundamentals

The Company continues to see steady demand from a broad range of tenants for its continental U.S. space, even as many tenants continue to adapt to an omni-channel retail environment. Value-oriented tenants continue to take market share from conventional and national chain department stores.  New demand for space at the Company’s Puerto Rico properties has been more limited especially among big box and national tenants.

The 2018 occupancy rate reflects the impact of unabsorbed vacancy related to Toys “R” Us/Babies “R” Us locations rejected in the retailer’s bankruptcy proceeding in 2018, other bankruptcies and lower occupancy rates within the Puerto Rico portfolio, partially offset by new leasing activity, and the sale of assets with a lower occupancy rate versus the portfolio average.

The following table lists the Company’s 10 largest tenants based on total annualized rental revenues as of December 31, 2018:

Tenant	% of Shopping Center Base Rental Revenues
Walmart (A)	5.2%
TJX Companies (B)	3.5%
Bed Bath & Beyond (C)	3.1%
PetSmart	2.6%
Kohl's	2.3%
Best Buy	2.0%
Gap (D)	1.9%
Dick's Sporting Goods	1.8%
Ross Stores	1.7%
Lowe's	1.6%
(A)	Includes Walmart and Sam’s Club
(B)	Includes T.J. Maxx, Marshalls and HomeGoods
(C)	Includes Bed Bath & Beyond, World Market and Christmas Tree Shops
(D)	Includes Gap and Old Navy

Critical Accounting Policies

The combined and consolidated financial statements of the Company include the accounts of the Company and all subsidiaries where the Company has financial or operating control. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying combined and consolidated financial statements and related notes. In preparing these financial statements, management has used available information, including the Company’s and SITE Centers’ history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the Company’s combined and consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements might not materialize. Application of the critical accounting policies described below involves the exercise of judgment and the use of assumptions as to future uncertainties. Accordingly, actual results could differ from these estimates. In addition, other companies may use different estimates that may affect the comparability of the Company’s results of operations to those companies in similar businesses.

Revenue Recognition and Accounts Receivable

The Company adopted the new accounting guidance for revenue from contracts with customers (“Topic 606”) on January 1, 2018 using the modified retrospective approach, and therefore, the comparative information has not been adjusted.  The guidance has been applied to contracts that were not completed as of the date of initial application, January 1, 2018.  Most significantly for the real estate industry, leasing transactions are not within the scope of the new standard.  A majority of the Company’s tenant-related revenue is recognized pursuant to lease agreements and will be governed by the leasing guidance discussed in Note 3.  This new standard and its impact on the Company is more fully described in Note 3, “Summary of Significant Accounting Policies – New Accounting Standards to Be Adopted,” of the Company’s consolidated financial statements included herein.

Rental revenue is recognized on a straight-line basis that averages minimum rents over the noncancelable term of the leases.  Certain of these leases provide for percentage and overage rents based upon the level of sales achieved by the tenant.  Percentage and overage rents are recognized after a tenant’s reported sales have exceeded the applicable sales breakpoint set forth in the applicable lease.  The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes.  Accordingly, revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provision.  Ancillary and other property-related income, which includes the leasing of vacant space to temporary tenants, is recognized in the period earned.  Lease termination fees are included in other revenue and recognized and earned upon termination of a tenant’s lease and relinquishment of space in which the Company has no further obligation to the tenant.  Management fees are recorded in the period earned.  Fee income derived from the Company’s unconsolidated joint venture investments is recognized to the extent attributable to the unaffiliated ownership interest.  Payments received in 2018 and 2017 from the Company’s insurance company related to its claims for business interruption losses incurred as a result of hurricanes are recorded as Business Interruption Income.

The Company makes estimates of the collectability of its accounts receivable related to base rents, including straight-line rentals, expense reimbursements and other revenue or income.  The Company analyzes accounts receivable, tenant credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable.  The time to resolve these claims may exceed one year.  These estimates have a direct impact on the Company’s earnings because a higher bad debt reserve and/or a subsequent write-off in excess of an estimated reserve results in reduced earnings.

Combination and Consolidation

All significant inter-company balances and transactions have been eliminated in combination and consolidation.

Real Estate and Long-Lived Assets

Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The Company is required to make subjective assessments as to the useful lives of its properties to determine the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Company’s net income. If the Company were to extend the expected useful life of a particular asset, it would be depreciated over more years and result in less depreciation expense and higher annual net income.

On a periodic basis, management assesses whether there are any indicators that the value of real estate assets, including construction in progress, and intangibles may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. The determination of undiscounted cash flows requires significant estimates by management. In management’s estimate of cash flows, it considers factors such as expected future operating income (loss), trends and prospects, the effects of demand, competition and other factors. If the Company is evaluating the potential sale of an asset, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could affect the determination of whether an impairment exists and whether the effects could have a material impact on the Company’s net income. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.  The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments have a direct impact on the Company’s net income because recording an impairment charge results in an immediate negative adjustment to net income. If the Company’s estimates of the projected future cash flows, anticipated holding periods or market conditions change, its evaluation of the impairment charges may be different, and such differences could be material to the Company’s combined and consolidated financial statements. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

The Company allocates the purchase price to assets acquired and liabilities assumed at the date of acquisition. In estimating the fair value of the tangible and intangible assets and liabilities acquired, the Company considers information obtained about each property as a result of its due diligence, marketing and leasing activities. It applies various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, estimates of replacement costs net of depreciation and available market information. If the Company determines that an event has occurred after the initial allocation of the asset or liability that would change the estimated useful life of the asset, the Company will reassess the depreciation and amortization of the asset. The Company is required to make subjective estimates in connection with these valuations and allocations.

The Company generally considers assets to be held for sale when the transaction has been approved by the appropriate level of management and there are no known significant contingencies relating to the sale such that the sale of the property within one year is considered probable. This generally occurs when a sales contract is executed with no contingencies and the prospective buyer has significant funds at risk to ensure performance.

Measurement of Fair Value—Real Estate

The Company is required to assess the value of its real estate assets. The fair value of real estate investments used in the Company’s impairment calculations is estimated based on the price that would be received to sell an asset in an orderly transaction between marketplace participants at the measurement date. Assets without a public market are valued based on assumptions made and valuation techniques used by the Company. The availability of observable transaction data and inputs can make it more difficult and/or subjective to determine the fair value of such assets. As a result, amounts ultimately realized by the Company from investments sold may differ from the fair values presented, and the differences could be material.

The valuation of impaired real estate assets is determined using widely accepted valuation techniques including the income capitalization approach or discounted cash flow analysis on the expected cash flows of each asset considering prevailing market capitalization rates, analysis of recent comparable sales transactions, actual sales negotiations, bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, the Company considers multiple valuation techniques when measuring fair value of an investment. However, in certain circumstances, a single valuation technique may be appropriate.

For operational real estate assets, the significant assumptions include the capitalization rate used in the income capitalization valuation as well as the projected property net operating income and expected hold period. For projects under redevelopment or not at stabilization, including the Puerto Rico properties that were significantly impacted by Hurricane Maria, the significant assumptions include the discount rate, the timing for the construction completion and project stabilization and the exit capitalization rate. Valuation of real estate assets is calculated based on market conditions and assumptions made by management at the measurement date, which may differ materially from actual results if market conditions or the underlying assumptions change.

Deferred Tax Assets and Tax Liabilities

The Company accounts for income taxes related to its taxable REIT subsidiary (“TRS”) under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  The Company records net deferred tax assets to the extent it believes it is more likely than not that these assets will be realized.  In making such determinations, the Company considers all available positive and negative evidence, including forecasts of future taxable income, the reversal of other existing temporary differences, available net operating loss carryforwards, tax planning strategies and recent results of operations.  Several of these considerations require assumptions and significant judgment about the forecasts of future taxable income that are consistent with the plans and estimates that the Company is utilizing to manage its business.  Based on this assessment, management must evaluate the need for, and amount of, valuation allowances against the Company’s deferred tax assets.  The Company would record a valuation allowance to reduce deferred tax assets if and when it has determined that an uncertainty exists regarding their realization, which would increase the provision for income taxes.  To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required.  In the event the Company were to determine that it would be able to realize the deferred income tax assets in the future in excess of their net recorded amount, the Company would adjust the valuation allowance, which would reduce the provision for income taxes.

The Company makes certain estimates in the determination of the use of valuation reserves recorded for deferred tax assets.  These estimates could have a direct impact on the Company’s earnings, as a difference in the tax provision would impact the Company’s earnings.

The Company has made estimates in assessing the impact of the uncertainty of income taxes.  Accounting standards prescribe a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  These estimates have a direct impact on the Company’s net income because higher tax expense will result in reduced earnings.

General and Administrative Expenses

Prior to the separation from SITE Centers, general and administrative expenses included an allocation of indirect costs and expenses incurred by SITE Centers related to the Company’s business, primarily consisting of compensation and other general and administrative costs that have been allocated using the relative percentage of property revenue of the Company and SITE Centers management’s knowledge of the Company’s business. The amounts allocated are not necessarily indicative of the actual amount of indirect expenses that would have been recorded had the Company been a separate independent entity. The amount of general and administrative expenses allocated to the Company has a direct impact on its net income or loss.

COMPARISON OF 2018, 2017 AND 2016 RESULTS OF OPERATIONS

Where used, references to “Comparable Portfolio Properties” reflect shopping center properties owned as of December 31, 2018.

Revenues from Operations (in thousands)

	For the Period from	For the Period from			2018 vs.	2017 vs.
	July 1, 2018 to	January 1, 2018 to	For the Year Ended December 31,		2017	2016
	December 31, 2018	June 30, 2018	2017	2016	$ Change	$ Change
	The Company	RVI Predecessor
Base and percentage rental revenues(A)	$95,931	$104,837	$221,399	$224,383	$(20,631)	$(2,984)
Recoveries from tenants(B)	32,119	37,345	75,592	79,981	(6,128)	(4,389)
Other income(C)	4,893	7,952	17,388	11,694	(4,543)	5,694
Business interruption income(D)	4,404	5,100	8,500	—	1,004	8,500
Total revenues (E), (F)	$137,347	$155,234	$322,879	$316,058	$(30,298)	$6,821
(A)	Includes a reduction associated with Hurricane Maria for the Puerto Rico properties that has been partially defrayed by insurance proceeds as noted in (D) and (E) below.

The following table presents the statistics for the Company’s portfolio affecting base and percentage rental revenues:

	December 31,
	2018	2017	2016
	The Company	RVI Predecessor
Centers owned	38	50	50
Aggregate occupancy rate	89.3%	90.6%	93.6%
Average annualized base rent per occupied square foot	$15.45	$15.37	$15.31

Comparison of 2018 to 2017

The decrease in the occupancy rate primarily was due to a combination of anchor store tenant expirations and tenant bankruptcies.  The 2018 occupancy rate reflects the impact of unabsorbed vacancy related to Toys “R” Us/Babies “R” Us locations rejected in the retailer’s bankruptcy proceeding in 2018, other bankruptcies and lower occupancy rates within the Puerto Rico portfolio, partially offset by new leasing activity and the sale of assets with a lower occupancy rate versus the portfolio average.

Comparison of 2017 to 2016

The decrease in the 2017 occupancy rate as compared to 2016 was impacted by tenant bankruptcies and lower rates within the Puerto Rico properties.  The 2017 occupancy rates above reflect the impact of unabsorbed vacancies related to The Sports Authority and Golfsmith bankruptcies that occurred in 2016 and the hhgregg bankruptcy in 2017. In addition, the overall occupancy rate within the Puerto Rico properties declined in 2017 due to the deterioration in local market fundamentals.

(B)

Recoveries were approximately 73.7% and 78.5% of reimbursable operating expenses and real estate taxes for the years ended December 31, 2018 and 2017, respectively.  The overall decreased percentage of recoveries from tenants for the Comparable Portfolio Properties primarily was attributable to the impact of the occupancy loss discussed above, as well as conversions to gross leases in Puerto Rico where tenants did not separately contribute toward expenses. Also, 2018 was impacted by a reduction in income associated with Hurricane Maria for the Puerto Rico properties that has been partially defrayed by insurance proceeds as noted in (D) and (E) below. In addition, includes a reduction in income associated with disposition of assets as noted in (F) below.

(C)	Composed of the following (in thousands):
	For the Period from	For the Period from			2018 vs.	2017 vs.
	July 1, 2018 to	January 1, 2018 to	For the Year Ended December 31,		2017	2016
	December 31, 2018	June 30, 2018	2017	2016	$ Change	$ Change
	The Company	RVI Predecessor
Ancillary and other property income	$4,812	$5,042	$7,895	$9,957	$1,959	$(2,062)
Lease termination fees and other	81	2,910	9,493	1,737	(6,502)	7,756
Other income	$4,893	$7,952	$17,388	$11,694	$(4,543)	$5,694

Comparison of 2018 to 2017

The Company recorded a lease termination fee of $2.2 million in the period from January 1, 2018 to June 30, 2018 related to the receipt of a building triggered by an anchor tenant’s termination of a ground lease at a shopping center in Erie, Pennsylvania.

Comparison of 2017 to 2016

The decrease in Ancillary and other property income in 2017 primarily is attributable to Hurricane Maria for the Puerto Rico properties. The Company recorded a lease termination fee of $8.2 million in 2017 related to the receipt of a 132,700 square-foot building triggered by an anchor tenant not exercising its option under a ground lease at Riverdale Village shopping center in Coon Rapids, Minnesota.

(D)	Represents payments received from the Company’s insurance company related to its claims for business interruption losses incurred at its Puerto Rico properties associated with Hurricane Maria.
(E)

The Company did not record $10.8 million and $11.7 million of aggregate revenues in 2018 and 2017, respectively, because of lost tenant revenue attributable to Hurricane Maria that has been partially defrayed by the receipt of business interruption insurance proceeds as noted above.  See further discussion in both “Contractual Obligations and Other Commitments” and Note 9, “Commitments and Contingencies,” to the Company’s combined and consolidated financial statements included herein.

(F)	The changes in total Revenues are composed of the following (in millions):
	2018 vs. 2017	2017 vs. 2016
	Decrease	Increase (Decrease)
Continental U.S.	$(29.7)	$17.3
Puerto Rico	(0.6)	(10.5)
	$(30.3)	$6.8

2018 vs. 2017
Decrease
Comparable Portfolio Properties	$(14.0)
Disposition of shopping centers	(16.3)
$(30.3)

Expenses from Operations (in thousands)

	For the Period from	For the Period from			2018 vs.	2017 vs.
	July 1, 2018 to	January 1, 2018 to	For the Year Ended December 31,		2017	2016
	December 31, 2018	June 30, 2018	2017	2016	$ Change	$ Change
	The Company	RVI Predecessor
Operating and maintenance(A)	$21,655	$24,608	$50,836	$47,620	$(4,573)	$3,216
Real estate taxes(A)	17,597	19,571	38,573	38,351	(1,405)	222
Property and asset management fees	13,075	6,819	13,135	13,468	6,759	(333)
Impairment charges(B)	6,390	48,680	267,064	43,477	(211,994)	223,587
Hurricane property and impairment loss, net(C)	366	868	5,930	—	(4,696)	5,930
General and administrative(D)	2,147	7,638	17,914	13,759	(8,129)	4,155
Depreciation and amortization(E)	42,471	50,144	118,739	121,760	(26,124)	(3,021)
	$103,701	$158,328	$512,191	$278,435	$(250,162)	$233,756
(A)	The changes in Operating and Maintenance and Real Estate Taxes are composed of the following:

Comparison of 2018 to 2017

	2018 vs. 2017 $ Change
	Operating and Maintenance	Real Estate Taxes
Continental U.S.	$(4.5)	$(1.5)
Puerto Rico	(0.1)	0.1
	$(4.6)	$(1.4)

Comparison of 2017 to 2016

	2017 vs. 2016 $ Change
	Operating and Maintenance	Real Estate Taxes
Continental U.S.	$2.7	$0.4
Puerto Rico	0.5	(0.2)
	$3.2	$0.2

	2018 vs. 2017 $ Change
	Increase (Decrease)
	Operating and Maintenance	Real Estate Taxes
Comparable Portfolio Properties	$(1.9)	$0.3
Disposition of shopping centers	(2.7)	(1.7)
	$(4.6)	$(1.4)

(B)

The Company and the RVI Predecessor recorded impairment charges in 2018 related to 10 shopping centers marketed for sale.  Changes in (i) an asset’s expected future undiscounted cash flows due to changes in market conditions, (ii) various courses of action that may occur or (iii) holding periods each could result in the recognition of additional impairment charges.  Impairment charges are presented in Note 10, “Impairment Charges,” to the Company’s combined and consolidated financial statements included herein.

(C)

The Hurricane Property Loss is more fully described in “Contractual Obligations and Other Commitments” later in this section and Note 9, “Commitments and Contingencies,” to the Company’s combined and consolidated financial statements included herein.

(D)

Subsequent to the separation from SITE Centers, primarily represents legal, audit, tax and compliance services and board compensation.  Prior to the separation from SITE Centers, primarily represents the allocation of indirect costs and expenses incurred by SITE Centers related to the Company’s business consisting of compensation and other general and administrative expenses that have been allocated using the property revenue of the Company.  Included in the allocation for the period from January 1, 2018 to June 30, 2018 and the year ended December 31, 2017, are employee separation charges aggregating $1.1 million and $3.7 million, respectively, related to SITE Centers’ management transition and staffing reduction.

(E)	Reflects the impact of the write-off of assets due to impairment charges. In addition, the sale of assets in 2018 resulted in a decrease of $9.4 million of expense.

Other Income and Expenses (in thousands)

	For the Period from	For the Period from			2018 vs.	2017 vs.
	July 1, 2018 to	January 1, 2018 to	For the Year Ended December 31,		2017	2016
	December 31, 2018	June 30, 2018	2017	2016	$ Change	$ Change
	The Company	RVI Predecessor
Interest expense(A)	$(32,249)	$(37,584)	$(90,264)	$(96,806)	$20,431	$6,542
Debt extinguishment costs(B)	(6,431)	(109,036)	—	—	(115,467)	—
Transaction costs(C)	(186)	(33,325)	(1,962)	—	(31,549)	(1,962)
Other expense, net	(2,590)	(3)	—	(373)	(2,593)	373
Gains on disposition of real estate, net (D)	16,813	13,096	351	1,298	29,558	(947)
	$(24,643)	$(166,852)	$(91,875)	$(95,881)	$(99,620)	$4,006
(A)

At December 31, 2018, the interest rate of the Company’s mortgage loan was 6.0% per annum.  Prior to the separation from SITE Centers, the weighted-average interest rate of the Company’s Parent Company unsecured debt and mortgages (based on contractual rates, excluding fair market value adjustments, discounts and debt issuance costs) at December 31, 2017 and 2016 was 4.5% and 4.9%, respectively, per annum.  The decrease in interest expense primarily was due to a change in the amount of debt outstanding, as well as the terms due to the issuance of the $1.35 billion mortgage loan in February 2018.  In addition, the amount of interest expense allocated from SITE Centers was lower due to the issuance of the mortgage loan.

Interest costs capitalized in conjunction with redevelopment projects were $0.8 million for the period from July 1, 2018 to December 31, 2018, $0.1 million for the period from January 1, 2018 to June 30, 2018 and $0.3 million and $1.0 million for the years ended December 31, 2017 and 2016, respectively. The change in the amount of interest costs capitalized is a result of a change in the mix of active redevelopment projects year over year.

(B)

Includes debt extinguishment costs of $107.1 million, which are primarily a result of costs incurred from the redemption of Parent Company unsecured debt and mortgages repaid in connection with the Company entering into the $1.35 billion mortgage loan.

(C)	Costs related to the Company’s separation from SITE Centers.
(D)	Related to the sale of 10 assets for the period from July 1, 2018 to December 31, 2018, two assets for the period from January 1, 2018 to June 30, 2018 and a release of a deferred obligation in 2017.

Tax expense and Net Income (Loss) (in thousands)

	For the Period from	For the Period from			2018 vs.	2017 vs.
	July 1, 2018 to	January 1, 2018 to	For the Year Ended December 31,		2017	2016
	December 31, 2018	June 30, 2018	2017	2016	$ Change	$ Change
	The Company	RVI Predecessor
Tax expense(A)	$(151)	$(4,210)	$(11,266)	$(950)	$6,905	$(10,316)
Net income (loss)(B)	8,852	(174,156)	(292,453)	(59,208)	127,149	(233,245)
(A)

In 2015, the Company completed a tax restructuring related to its assets in Puerto Rico, in accordance with temporary legislation of the Puerto Rico Internal Revenue Code. This election permitted the Company to prepay $18.3 million in taxes to step up its tax basis in the Puerto Rican assets and reduce its effective tax rate from 39% to a 10% withholding tax related to those assets. The Company recorded a tax expense of $3.0 million during 2015 related to the difference in the effective tax rate spread between the tax payment rate and the withholding tax rate. In 2017, the Company recorded a valuation allowance aggregating $10.8 million on the prepaid tax asset triggered by the change in asset-hold period assumptions related to the Puerto Rico properties.  The Company wrote-off the remaining $4.0 million Puerto Rico prepaid tax asset as of June 30, 2018.  Tax matters are more fully described in Note 3, “Summary of Significant Accounting Policies,” to the Company’s combined and consolidated financial statements included herein.

(B)	The changes in net income (loss) were due to the following:

Comparison of 2018 to 2017

The increase in net income primarily is attributable to lower impairment charges, partially offset by debt extinguishment and transaction costs recorded in 2018.

Comparison of 2017 to 2016

The increase in net loss primarily was due to an increase in impairment charges, a valuation allowance recorded in 2017 of the Puerto Rico prepaid tax asset, hurricane property and impairment losses related to Hurricane Maria including lost tenant revenues, higher general and administration expenses due to the allocation of SITE Centers employee severance charges, partially offset by a decrease in interest expense and an increase in property-related revenues in excess of property-related operating expenses.

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

In December 2018, NAREIT issued NAREIT Funds From Operations White Paper - 2018 Restatement (“2018 FFO White Paper”).  The purpose of the 2018 FFO White Paper was not to change the fundamental definition of FFO but clarify existing guidance and consolidate into a single document, alerts and policy bulletins issued by NAREIT since the last FFO white paper was issued in 2002.  The 2018 FFO White Paper is effective starting with first quarter 2019 reporting.  Although early adoption for the year ended 2018 is permitted, the Company plans to adopt the clarified disclosures in 2019.  The Company does not expect to report any changes in the calculation of FFO related to the clarification in the 2018 FFO White Paper.

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

Reconciliation Presentation

FFO and Operating FFO were as follows (in thousands):

	For the Period from	For the Period from			2018 vs.	2017 vs.
	July 1, 2018 to	January 1, 2018 to	For the Year Ended December 31,		2017	2016
	December 31, 2018	June 30, 2018	2017	2016	$ Change	$ Change
	The Company	RVI Predecessor
FFO	$40,848	$(89,207)	$95,570	$103,822	$(143,929)	$(8,252)
Operating FFO	50,267	59,824	116,270	103,806	(6,179)	12,464

Comparison of 2018 to 2017

The decrease in FFO primarily was a result of debt extinguishment charges and transaction costs incurred in connection with the Company’s mortgage loan and the payoff of certain Parent Company indebtedness with proceeds thereof as part of the spin-off transaction. The decrease in Operating FFO primarily was due to the impact of asset sales.

Comparison of 2017 to 2016

The decrease in FFO primarily was due to the allocation of SITE Centers’ employee severance charges and a valuation allowance of the Puerto Rico prepaid tax asset partially offset by lower interest expense. The increase in Operating FFO primarily was due to higher property-related revenues in excess of property-related expenses as well as lower interest expense.

The Company’s reconciliation of net income (loss) to FFO and Operating FFO is as follows (in thousands).  The Company provides no assurances that these charges and income adjusted in the calculation of Operating FFO are non-recurring.  These charges and gains could reasonably be expected to recur in future results of operations.

	For the Period from	For the Period from
	July 1, 2018 to	January 1, 2018 to	For the Year Ended December 31,
	December 31, 2018	June 30, 2018	2017	2016
	The Company	RVI Predecessor
Net income (loss)	$8,852	$(174,156)	$(292,453)	$(59,208)
Depreciation and amortization of real estate investments	42,419	49,365	116,460	120,002
Impairment of depreciable real estate assets	6,390	48,680	272,164	43,477
Gain on disposition of depreciable real estate	(16,813)	(13,096)	(601)	(449)
FFO	40,848	(89,207)	95,570	103,822
Hurricane property loss, net(A)	212	2,338	3,626	—
Separation charges	—	1,138	4,068	—
Other expense, net(B)	9,207	145,552	1,962	373
Valuation allowance of Puerto Rico prepaid tax asset	—	—	10,794	460
Loss (gain) on disposition of non-depreciable real estate	—	3	250	(849)
Non-operating items, net	9,419	149,031	20,700	(16)
Operating FFO	$50,267	$59,824	$116,270	$103,806
(A)	The hurricane property loss is summarized as follows (in thousands):
	For the Period from	For the Period from	For the Year Ended
	July 1, 2018 to	January 1, 2018 to	December 31,
	December 31, 2018	June 30, 2018	2017
	The Company	RVI Predecessor
Lost tenant revenue	$4,250	$6,570	$11,715
Business interruption income	(4,404)	(5,100)	(8,500)
Clean-up costs and other uninsured expenses	366	868	411
	$212	$2,338	$3,626

(B)	Amounts included in other income/expense as follows (in millions):
	For the Period from	For the Period from
	July 1, 2018 to	January 1, 2018 to	For the Year Ended December 31,
	December 31, 2018	June 30, 2018	2017	2016
	The Company	RVI Predecessor
Debt extinguishment costs, net	$6.0	$109.0	$—	$—
Transaction and other (income) expense, net	3.2	36.5	2.0	0.4
	$9.2	$145.5	$2.0	$0.4

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company requires capital to fund its operating expenses, capital expenditures and investment activities.  Absent the occurrence of an Amortization Period (as described below), the Company’s capital sources may include cash flow from operations as well as availability under its Revolving Credit Agreement (as defined below).

Debt outstanding was $988.6 million and $1.1 billion at December 31, 2018 and December 31, 2017, respectively.  The Company’s mortgage loan generally requires interest only payments.  The Company intends to utilize net asset sale proceeds to repay the principal of the mortgage loan.  In January 2019, loan repayments of $27.0 million were made from the use of restricted cash and additional asset sales.  Pursuant to the Separation and Distribution Agreement, all unrestricted cash in excess of $1 million was retained by SITE Centers in the separation.  In addition, and subject to maintaining its status as a REIT, the Company has agreed to repay SITE Centers for certain cash held in restricted accounts at the time of the separation and other amounts as soon as reasonably possible out of the Company’s operating cash flow but in no event later than March 31, 2020.  The amount payable to SITE Centers is $34.0 million at December 31, 2018.  While the Company currently believes it has several viable sources to obtain capital and fund its business, including capacity under the Revolving Credit Agreement, no assurance can be provided that its obligations, including the mortgage loan, will be refinanced or repaid as currently anticipated.

2018 Financing Activities

Overview

In February 2018, certain subsidiaries of the Company entered into a $1.35 billion mortgage loan, discussed below.  The proceeds from the loan were used to repay all of the outstanding mortgage debt with respect to the Company’s properties and Parent Company unsecured debt.  In connection with this financing, the Company entered into an interest rate cap agreement with a LIBOR strike rate of 3.0% and a notional amount of $1.35 billion.  Furthermore, in June 2018, the Company issued the RVI Preferred Shares to SITE Centers.  Subject to the Company’s ability to distribute to the holders of the Company’s common shares amounts necessary to maintain its status as a REIT and to avoid payment of U.S. federal income taxes, the RVI Preferred Shares are entitled to a dividend preference for all dividends declared on the Company’s capital stock at any time up to the preference amount, as discussed below.  The Company entered into the Revolving Credit Agreement in July 2018, which provides for borrowings of up to $30.0 million.  The Company currently believes its existing sources of funds should be adequate for purposes of meeting its short-term liquidity needs.

Mortgage Financing

On February 14, 2018, certain wholly-owned subsidiaries of the Company entered into a mortgage loan with an initial aggregate principal amount of $1.35 billion.  Proceeds of the loan were used to repay all mortgage debt then outstanding with respect to the Company’s properties and Parent Company unsecured debt.  The borrowers’ obligations to pay principal, interest and other amounts under the mortgage loan are evidenced by certain promissory notes executed by the borrowers, which are referred to collectively as the notes, and which are secured by, among other things: (i) mortgages encumbering the borrowers’ respective continental U.S. properties (a total of 38 properties at closing), (ii) a pledge of the equity of the Company’s subsidiaries that own the 12 Puerto Rico properties and a pledge of rents and other cash flows, insurance proceeds and condemnation awards in connection with the 12 Puerto Rico properties and (iii) a pledge of any reserves and accounts of any borrower.  Subsequent to closing, the originating lenders placed the notes into a securitization trust, which issued and sold mortgage-backed securities to investors.

The mortgage loan facility will mature on February 9, 2021, subject to two one-year extensions at borrowers’ option conditioned upon, among other items, (i) an event of default shall not be continuing, (ii) in the case of the first one-year extension option, evidence that the Debt Yield (as defined and calculated in accordance with the loan agreement, but which is the ratio of net cash flow of the continental U.S. properties to the outstanding principal amount of the loan facility) equals or exceeds 11% and the ratio of the outstanding principal amount of the notes to the value of the continental U.S. properties (based on appraisal values determined at the time of the initial closing) is less than 50% and (iii) in the case of the second one-year extension option, evidence that the Debt Yield equals or exceeds 12% and the loan-to-value ratio is less than 45%.

The initial weighted-average interest rate applicable to the notes was equal to one-month LIBOR plus a spread of 3.15% per annum, provided that such spread is subject to an increase of 0.25% per annum in connection with any exercise of the first extension option and an additional increase of 0.25% per annum in connection with any exercise of the second extension option.  The borrowers are required to maintain an interest rate cap with respect to the principal amount of the notes having (i) during the initial three-year term of the loan, a LIBOR strike rate equal to 3.0% and (ii) with respect to any extension period, a LIBOR strike rate that would result in a debt service coverage ratio of 1.20x based on the continental U.S. properties.  Application of voluntary prepayments as described below may cause the weighted-average interest rate to increase over time. As of December 31, 2018, the weighted-average interest rate applicable to the notes was equal to one-month LIBOR plus a spread of 3.2% per annum.

The loan facility is structured as an interest only loan throughout the initial three-year term and any exercised extension options.  As a result, so long as no Amortization Period (as described below) or event of default exists, any property cash flows available following payment of debt service and funding of certain required reserve accounts (including reserves for payment of real estate taxes, insurance premiums, ground rents, tenant improvements and capital expenditures) will be available to the borrowers to pay operating expenses and for other general corporate purposes.  An Amortization Period will be deemed to commence in the event the borrowers fail to achieve a Debt Yield of 10.8% as of March 31, 2019, 11.9% as of September 30, 2019, 14.1% as of March 31, 2020 and 19.2% as of September 30, 2020.  The Debt Yield as of December 31, 2018 was 10.4%.  During the pendency of an Amortization Period, any property cash flows available following payment of debt service and the funding of certain reserve accounts (including the reserve accounts referenced above and additional reserves established for payment of approved operating expenses, SITE Centers’ management fees, certain public company costs, certain taxes and the minimum cash portion of required REIT distributions) shall be applied to the repayment of the notes.  During an Amortization Period, cash flow from the borrowers’ operations will only be made available to the Company to pay required REIT distributions in an amount equal to the minimum portion of required REIT distributions allowed by law to be paid in cash (currently 20%), with the remainder of required REIT distributions during an Amortization Period likely to be paid by the Company in common shares of the Company.

Subject to certain conditions described in the mortgage loan agreement, the borrowers may prepay principal amounts outstanding under the loan facility in whole or in part by providing (i) advance notice of prepayment to the lenders and (ii) remitting the prepayment premium described in the mortgage loan agreement.  No prepayment premium is required with respect to any prepayments made after March 9, 2019.  Additionally, no prepayment premium will apply to prepayments made in connection with permitted property sales.  Each continental U.S. property has a portion of the original principal amount of the mortgage loan allocated to it.  The amount of proceeds from the sale of an individual continental U.S. property required to be applied towards prepayment of the notes (i.e., the property’s “release price”) will depend upon the Debt Yield at the time of the sale as follows:

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

Once the aggregate principal amount of the notes is less than 20% of the initial notes outstanding, 100% of net proceeds from the sales of continental U.S. properties must be applied toward prepayment of the notes. Properties in Puerto Rico do not have allocated loan amounts or minimum release prices; all proceeds from sales of Puerto Rico properties are required to be used to prepay the notes, except that the borrowers can obtain a release of all of the Puerto Rico properties for a minimum release price of $350 million.

Voluntary prepayments made by the borrowers (including prepayments made with proceeds from asset sales) up to the first 25% of notes in the aggregate will be applied ratably to the senior and junior tranches of the notes.  All other prepayments (including prepayments made with property cash flows following commencement of any Amortization Period) will be applied to tranches of notes (i) absent an event of default, in descending order of seniority (i.e., such prepayments will first be applied to the most senior tranches of notes) and (ii) following any event of default, in such order as the loan servicer determines in its sole discretion.  As a result, the Company expects that the weighted-average interest rate of the notes will increase during the term of the loan facility.

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

The Company’s obligations under the Revolving Credit Agreement are guaranteed by SITE Centers in favor of PNC.  In consideration thereof, on July 2, 2018, the Company entered into a guaranty fee and reimbursement letter agreement with SITE Centers pursuant to which the Company has agreed to pay to SITE Centers the following amounts: (i) an annual guaranty commitment fee of 0.20% of the aggregate commitments under the Revolving Credit Agreement, (ii) for all times other than those referenced in clause (iii) below, when any amounts are outstanding under the Revolving Credit Agreement, an amount equal to 5.00% per annum times the average aggregate outstanding daily principal amount of such loans plus the aggregate stated average daily amount of outstanding letters of credit and (iii) in the event SITE Centers pays any amounts to PNC pursuant to SITE Centers’ guaranty and the Company fails to reimburse SITE Centers for such amount within three business days, an amount in cash equal to the amount of such paid obligations plus default interest, which will accrue from the date of such payment by SITE Centers until repaid by the Company at a rate per annum equal to the sum of the LIBOR rate plus 8.50%.

Series A Preferred Stock

On June 30, 2018, the Company issued RVI Preferred Shares to SITE Centers that are noncumulative and have no mandatory dividend rate.  The RVI Preferred Shares rank, with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company, senior in preference and priority to the Company’s common shares and any other class or series of the Company’s capital stock.  Subject to the requirement that the Company distribute to its common shareholders the minimum amount required to be distributed with respect to any taxable year in order for the Company to maintain its status as a REIT and to avoid U.S. federal income taxes, the RVI Preferred Shares will be entitled to a dividend preference for all dividends declared on the Company’s capital stock at any time up to a “preference amount” equal to $190 million in the aggregate, which amount may increase by up to an additional $10 million if the aggregate gross proceeds of the Company’s asset sales subsequent to July 1, 2018 exceed $2.0 billion.  Notwithstanding the foregoing, the RVI Preferred Shares are entitled to receive dividends only when, as and if declared by the Company’s Board of Directors and the Company’s ability to pay dividends is subject to any restrictions set forth in the terms of its indebtedness.  Upon payment to SITE Centers of aggregate dividends on the RVI Preferred Shares equaling the maximum preference amount of $200 million, the RVI Preferred Shares are required to be redeemed by the Company for $1.00 per share.

Subject to the terms of any of the Company’s indebtedness and unless prohibited by Ohio law governing distributions to stockholders, the RVI Preferred Shares must be redeemed upon (i) the Company’s failure to maintain its status as a REIT, (ii) any failure by the Company to comply with the terms of the RVI Preferred Shares or (iii) the consummation of any transaction (including, without limitation, any merger or consolidation) the result of which is that the Company sells, assigns, transfers, conveys or otherwise disposes of all or substantially all of its properties or assets, in one or more related transactions, to any person or entity, or any person or entity, directly or indirectly, becomes the beneficial owner of 40% or more of the Company’s common shares, measured by voting power.  The RVI Preferred Shares also contain restrictions on the Company’s ability to invest in joint ventures, acquire assets or properties, develop or redevelop real estate or make loans or advances to third parties.

The Company may redeem the RVI Preferred Shares, or any part thereof, at any time at a price payable per share calculated by dividing the number of RVI Preferred Shares outstanding on the redemption date into the difference of (x) $200 million minus (y) the aggregate amount of dividends previously distributed on the RVI Preferred Shares to be redeemed.  As of February 15, 2019, no dividends have been paid on the RVI Preferred Shares.

Common Shares

On July 1, 2018, the Company issued 18,465,165 common shares, $0.10 par value per share, in connection with the separation from SITE Centers.  After payment of a dividend on January 25, 2019, to holders of record of the Company’s common shares on December 17, 2018, the Company had 19,043,126 common shares outstanding.  See Note 1, “Nature of Business,” and Note 8, “Preferred Stock, Common Shares and Redeemable Preferred Equity.”

Dividend Distributions

In August 2018, the Company entered into a closing agreement with the Puerto Rico Department of Treasury which provides that the Company will be exempt from Puerto Rico income taxes so long as it qualifies as a REIT in the U.S. and distributes at least 90% of its Puerto Rico net taxable income to its shareholders every year. Distributions of Puerto Rico sourced net taxable income to Company shareholders are subject to a 10% Puerto Rico withholding tax.

In order to comply with the terms of the closing agreement, on December 7, 2018, the Company’s Board of Directors declared a common share dividend of $1.30 per share (subject to a 10% withholding tax) payable to holders of record of the Company’s common shares on December 17, 2018 on account of taxable income generated in Puerto Rico in 2018. In order to retain capital given the expected pace of spending on the repair of hurricane damage to the Company’s assets in Puerto Rico, the Board of Directors determined that it was in the Company’s best interest to limit the cash component of the aggregate dividend to 20%, with the remainder payable in the Company’s common shares. The dividend was paid on January 25, 2019, through the payment of approximately $4.3 million in cash and the issuance of 578,233 common shares (after giving effect to the Puerto Rico withholding tax of 10%). The amount of this dividend is expected to exceed the amount of REIT taxable income generated by the Company in 2018.  Accordingly, federal income taxes were not incurred by the REIT for 2018.

In the future, the Company anticipates making distributions to holders of its common shares to satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income and excise tax (other than with respect to operations conducted through the Company’s TRS).  U.S. federal income tax law generally requires that a REIT distribute annually to holders of its capital stock at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. The Company generally intends to make distributions with respect to each taxable year in an amount at least equal to its REIT taxable income for such taxable year. The Company also anticipates making future distributions to holders of its common shares in order to satisfy the requirements of its closing agreement with the Puerto Rico Department of Treasury in order to be exempt from Puerto Rico income taxes. Although the Company expects to declare and pay distributions on or around the end of each calendar year, the Company’s Board of Directors will evaluate its dividend policy regularly.

To the extent that cash available for future distributions is less than the Company’s REIT taxable income or its taxable income generated in Puerto Rico, or if amortization requirements commence with respect to the terms of the mortgage loan, or if the Company determines it is advisable for other reasons, the Company may make a portion of its distributions in the form of common shares, and any such distribution of common shares may be taxable as a dividend to shareholders.  The Company may also distribute debt or other securities in the future, which also may be taxable as a dividend to shareholders.

Any distributions the Company makes to its shareholders will be at the discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s actual and anticipated results of operations and liquidity, which will be affected by various factors, including the income from its portfolio, its operating expenses (including management fees and other obligations owing to SITE Centers), repayments of restricted cash balances to SITE Centers in connection with the mortgage loan and other expenditures and the terms of the mortgage financing and the limitations set forth in the mortgage loan agreements.  Distributions will also be impacted by the pace and success of the Company’s property disposition strategy.  As a result of the terms of the mortgage financing, the Company anticipates that the majority of distributions of sales proceeds to be made to shareholders will not occur until after the mortgage loan has been repaid or refinanced.  Furthermore, subject to the Company’s ability to make distributions to the holders of the Company’s common shares in amounts necessary to maintain its status as a REIT and to avoid payment of U.S. federal income taxes, the RVI Preferred Shares will be entitled to a dividend preference for all dividends declared on the Company’s capital stock, at any time up to the preference amount.  Subsequent to the payment of dividends on the RVI Preferred Shares equaling the maximum preference amount, the RVI Preferred Shares are required to be redeemed by the Company for an aggregate amount of $1.00 per share.  Due to the dividend preference of the RVI Preferred Shares, distributions of sales proceeds to holders of common shares are unlikely to occur until after aggregate dividends have been paid on the RVI Preferred Shares in an amount equal to the maximum preference amount.  At this time, the Company cannot predict when or if it will declare dividends to the holders of RVI Preferred Shares and when or if such dividends, if paid, will equal the maximum preference amount.

Dispositions

For the year ended December 31, 2018, the Company sold 12 shopping centers aggregating 2.5 million square feet, for an aggregate sales price of $401.7 million.  In addition, from January 1, 2019 through March 5, 2019, the Company sold two shopping centers, Millenia Plaza in Orlando, Florida, and Lowe’s Home Improvement, in Hendersonville, Tennessee and two outparcels for an aggregate amount of $78.8 million.

Cash Flow Activity

The Company expects that its core business of leasing space to well capitalized tenants will continue to generate consistent and predictable cash flow after expenses and interest payments.  As discussed above, in general, the Company intends to utilize net asset sale proceeds to: first, repay its mortgage loan and any other indebtedness (including any amounts owed to SITE Centers); second, make distributions on account of the RVI Preferred Shares up to the preference amount and third, make distributions to holders of the Company’s common shares.

Changes in cash flow compared to the prior comparable period are described as follows (in thousands):

	For the Period from	For the Period from
	July 1, 2018 to	January 1, 2018 to	For the Year Ended December 31,
	December 31, 2018	June 30, 2018	2017	2016
	The Company	RVI Predecessor
Cash flow provided by operating activities	$43,993	$28,832	$96,242	$102,299
Cash flow provided by (used for) investing activities	254,814	100,079	(9,643)	(177,540)
Cash flow used for financing activities	(282,994)	(41,843)	(89,305)	79,566

Comparison of 2018 to 2017

Operating Activities: Cash provided by operating activities decreased $23.4 million primarily due to reduced operating income from the Puerto Rico portfolio as well as property disposals, transaction costs related to the Company’s separation from SITE Centers and interest rate hedging activities, partially offset by a reduction in allocated costs and expenses from SITE Centers.

Investing Activities: Cash provided by investing activities increased $364.5 million primarily due to proceeds from dispositions of real estate.

Financing Activities: Cash used for financing activities increased by $235.5 million due to a $202.1 million increase in debt repayments, net of issuances, and loan costs and a $33.5 million increase in net transactions with SITE Centers.

CAPITALIZATION

At December 31, 2018, the Company’s capitalization consisted of $988.6 million of mortgage debt, $190.0 million of preferred shares and $472.5 million of market equity (market equity is defined as common shares outstanding multiplied by $25.59, the closing price of the Company’s common shares on the New York Stock Exchange at December 31, 2018), resulting in a debt to total market capitalization ratio of 0.60 to 1.0.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company had aggregate outstanding mortgage indebtedness of $988.6 million at December 31, 2018 with a maturity of February 2021.   In addition, the Company has two long-term ground leases.

These obligations are summarized as follows for the subsequent five years ending December 31 (in millions):

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Debt	$988.6	$—	$988.6	$—	$—
Interest payments(A)	120.7	57.1	63.6	—	—
Operating leases	4.7	0.4	0.8	0.7	2.8
Total	$1,114.0	$57.5	$1,053.0	$0.7	$2.8
(A)	Represents interest payments expected to be incurred on the Company’s debt obligations as of December 31, 2018, including capitalized interest.

In connection with the separation from SITE Centers, on July 1, 2018, the Company and SITE Centers entered into the Separation and Distribution Agreement, pursuant to which, among other things, SITE Centers transferred properties and certain related assets, liabilities and obligations to the Company and distributed 100% of the outstanding common shares to holders of record of SITE Centers’ common shares as of the close of business on June 26, 2018, the record date.  In connection with the separation from SITE Centers, SITE Centers retained the RVI Preferred Shares, which have an aggregate dividend preference equal to $190 million, which amount may increase by up to an additional $10 million depending on the amount of aggregate gross proceeds generated by the Company asset sales.

Payable to SITE Centers

Pursuant to the terms of the Separation and Distribution Agreement, the Company is obligated to repay SITE Centers for certain cash balances held in restricted cash accounts on the separation date in connection with the Company’s mortgage loan and for certain other amounts.  The Company is obligated to repay these amounts to SITE Centers as soon as reasonably possible out of its operating cash flow but in no event later than March 31, 2020.  At December 31, 2018, the amount of this obligation totaled $34.0 million and is included in the line item Payable to SITE Centers on the Company’s combined and consolidated balance sheet.

Guaranty to SITE Centers

On July 2, 2018, SITE Centers provided an unconditional guaranty to PNC with respect to any obligations outstanding from time to time under the Company’s Revolving Credit Agreement.  In connection with this arrangement, the Company has agreed to pay to SITE Centers the guaranty commitment fee (credit facility guarantee fee) of 0.20% per annum on the committed amount of the Revolving Credit Agreement and a fee equal to 5.00% per annum on any amounts drawn by the Company under the Revolving Credit Agreement.  If in the event SITE Centers pays any of the obligations on the Revolving Credit Agreement and the Company fails to reimburse such amount within three business days, the guaranty provides for default interest that accrues at a rate equal to the sum of the LIBOR rate plus 8.50% per annum.

Other Commitments

The Company has entered into agreements with general contractors related to its shopping centers aggregating commitments of approximately $19.2 million at December 31, 2018.  These obligations, composed principally of construction contracts for the repair of the Puerto Rico properties, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  At December 31, 2018, the Company had purchase order obligations, typically payable within one year, aggregating approximately $0.9 million related to the maintenance of its properties and general and administrative expenses.

Hurricane Loss

In 2017, Hurricane Maria made landfall in Puerto Rico and the Company’s 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA, were significantly impacted.  One of the assets (Plaza Palma Real, consisting of approximately 0.4 million square feet of Company-owned GLA) was severely damaged. At December 31, 2018, three anchor tenants and a few other tenants totaling 0.2 million square feet were open for business approximating 52% of Plaza Palma Real’s Company-owned GLA.  The other 11 assets sustained varying degrees of damage, consisting primarily of roof, HVAC system damage and water intrusion.  Although some of the tenant spaces remain untenantable, a majority of the Company’s leased space that was open prior to the storm was open for business at December 31, 2018.

The Company has engaged various consultants to assist with the damage scoping assessment and restoration work.  Restoration work is underway at all of the shopping centers, including Plaza Palma Real.  The Company anticipates that the repair and restoration work will be substantially complete by the end of 2019 with certain interior work being completed in 2020.  The timing and schedule of additional repair work to be completed are highly dependent upon any changes in the scope of work, the availability of building materials, supplies and skilled labor and the timing and amount of recoveries under the Company’s insurance policies.

The Company maintains insurance on its assets in Puerto Rico with policy limits of approximately $330 million for both property damage and business interruption.  The Company’s insurance policies are subject to various terms and conditions, including a combined property damage and business interruption deductible of approximately $6.0 million.  The Company estimates its aggregate property insurance claim, which includes costs to repair and rebuild, will approximate $160 million, of which $50.2 million had been paid through December 31, 2018 by the insurer.  This amount excludes insurance proceeds due from certain continental U.S.-based anchor tenants who maintain their own property insurance on their Company-owned premises and are expected to make the required repairs to their stores at their own expense.  In addition, the Company estimates its business interruption claim, which includes costs to clean up and mitigate tenant losses as well as lost revenue, estimated through December 31, 2019, to be approximately $31 million, of which $22.3 million has been paid through December 2018 by the insurer.  Of the total amount paid, $15.1 million was received between October 2017 and June 30, 2018 and allocated only to SITE Centers, and $7.2 million was received in the third and fourth quarters of 2018 and allocated between the Company and SITE Centers based upon the period of loss to which the payments related.  These estimates are subject to change as the Company continues to assess the costs to repair damage.  The Company’s ability to repair its properties, and the cost of such repairs, could be negatively impacted by circumstances and events beyond the Company’s control, such as access to building materials, changes in the scope of work to be performed and the timing and amount of insurance claim proceeds.  Therefore, there can be no assurance that the Company’s estimates of property damage and lost rental revenue are accurate.  The Company believes it maintains adequate insurance coverage on each of its properties and is working closely with the insurance carrier to obtain the maximum amount of insurance recovery provided under the policies.  The insurer has reserved its rights with respect to certain aspects of coverage, and it is possible that the Company’s cost to repair the damages sustained may substantially exceed the amount the Company is ultimately able to recover from the insurer. The Company can give no assurances as to the amount of such recovery, the timing of payments or the resolution of the claims.

The Company’s business interruption insurance covers lost revenue through the period of property restoration and for up to 365 days following completion of restoration.  For the period from July 1, 2018 to December 31, 2018 and the six months ended June 30, 2018, rental revenues of $4.3 million and $6.6 million, respectively, were not recorded because of lost tenant revenue attributable to Hurricane Maria that has been partially defrayed by insurance proceeds.  The Company will record revenue for covered business interruption claims in the period it determines that it is probable it will be compensated.  As such, there could be a delay between the rental period and the recording of revenue.  The amount of any future lost revenue depends on when properties are fully available for tenants’ re-occupancy which, in turn, is highly dependent upon the timing and progress of repairs.  For the period from July 1, 2018 to December 31, 2018 and for the period from January 1, 2018 to June 30, 2018, the Company received insurance proceeds of $4.4 million and $5.1 million, respectively, related to business interruption claims, which is recorded on the Company’s combined and consolidated statements of operations as Business Interruption Income.  The Company expects to make claims in future periods for lost revenue.  However, there can be no assurance that insurance claims will be resolved favorably to the Company or in a timely manner.

See further discussion in “Risk Factors–Damages Sustained on Account of Hurricane Maria May Exceed Insurance Recoveries” and Note 9, “Commitments and Contingencies,” of the Company’s December 31, 2018 combined and consolidated financial statements. Note that pursuant to the terms of the Separation and Distribution Agreement, SITE Centers will be entitled to receive property damage claim proceeds to the extent it incurred unreimbursed repairs costs prior to July 1, 2018 and business interruption claim proceeds to the extent it sustained revenue losses prior to that date.  Business interruption proceeds will continue to be recorded to revenue in the period that it is determined that the Company will be compensated.

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

ECONOMIC CONDITIONS

Despite recent tenant bankruptcies and increasing e-commerce distribution, the Company believes there is retailer demand for quality locations within well-positioned shopping centers.  Further, the Company continues to see demand from a broad range of tenants for its continental U.S. space, particularly in the off-price sector, which the Company believes is a reflection of the general outlook of consumers who are demanding more value for their dollars.  The Company also benefits from a diversified tenant base, with only three tenants whose annualized rental revenue equals or exceeds 3% of the Company’s annualized revenues at December 31, 2018 (Walmart/Sam’s Club at 5.2%, TJX Companies, which includes T.J. Maxx, Marshalls and HomeGoods, at 3.5% and Bed Bath & Beyond, which includes Bed Bath & Beyond World Market and Christmas Tree Shops, at 3.1%).  Other significant tenants include Best Buy and Ross Stores, both of which have strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time.  The Company believes these tenants will continue providing a stable revenue base for the foreseeable future, given the long-term nature of these leases.  Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience, which the Company believes will enable many of its tenants to outperform even in a challenging economic environment. Property revenues are generally derived from tenants with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance.  The Company recognizes the risks posed by the economy, but believes that the general diversity and credit quality of its tenant base should enable it to successfully navigate through a potentially challenging retail environment.

The retail sector continues to be affected by the competitive nature of the retail business, including the impact of e-commerce and the competition for market share, as well as general economic conditions, where stronger retailers have out-positioned many of their weaker peers.  These shifts can lead to store downsizing, closures and tenant bankruptcies.  In some cases, the loss of a weaker tenant or downsizing of space creates a value-add opportunity such as re-leasing space to a stronger retailer.  There can be no assurance that the loss of a tenant or downsizing of space will not adversely affect the Company in the future (see Item 1A. Risk Factors).

On October 15, 2018, Sears Holdings filed for Chapter 11 bankruptcy protection. The Company leases three locations to Sears Holdings, all of which are located in Puerto Rico. These three leases comprise approximately 280,000 square feet and account for approximately $1.5 million of annualized base rent (0.8% of the Company’s annualized base rent as of December 31, 2018). On February 11, 2019, the Bankruptcy Court approved the sale of Sears Holdings’ assets to an affiliate of ESL Investments, Inc. Through the sale, ESL acquired the right to designate Sears’ leases for assumption and assignment, or rejection. The designation deadline is April 12, 2019.  In the event ESL directs Sears Holdings to cease operations at these locations or reject these leases during the bankruptcy process, certain other tenants at these properties have the right to terminate their leases or abate rent under the co-tenancy provisions of their agreements with the Company, which could have a material impact on the Company’s rental revenues and results of operations.

The Company believes that the quality of its shopping center portfolio is generally strong, as evidenced by the occupancy rates and in the average annualized base rent per occupied square foot. The shopping center portfolio occupancy was 89.3% and 90.6% at December 31, 2018 and 2017, respectively.  The net decrease in the rate primarily was attributed to tenant bankruptcies, in particular Toys “R” Us, and lower occupancy rates within the Puerto Rico portfolio.  The total portfolio average annualized base rent per occupied square foot was $15.45 at December 31, 2018, as compared to $15.37 at December 31, 2017.

At December 31, 2018, the Company owned 12 assets on the island of Puerto Rico aggregating 4.4 million square feet representing 32% of Company-owned GLA.  The 12 owned assets represent approximately 36% of both the Company’s total combined and consolidated revenue and the Company’s combined and consolidated revenue less operating expenses (i.e., net operating income) for the year ended December 31, 2018.  There is continued concern about the status of the Puerto Rican economy, the ability of the government of Puerto Rico to meet its financial obligations and the impact of territory’s ongoing bankruptcy and debt restructuring process on the economy of Puerto Rico.  The impact of Hurricane Maria has further exacerbated the concerns.  The Company’s assets experienced varying degrees of damage due to the hurricane.  The Company has been actively working with its insurer with respect to both its property damage and business interruption claims.  See Note 9, “Commitments and Contingencies,” to the Company’s combined and consolidated financial statements.  The Company believes that the tenants at its Puerto Rico assets (several of which are U.S. retailers such as Walmart/Sam’s Club and the TJX Companies (T.J. Maxx and Marshalls)) typically cater to the local consumer’s desire for value and convenience, often provide consumers with day-to-day necessities and represent a source of stable, high-quality cash flow for the Company’s assets.

In addition to its goal of maximizing cash flow from property operations, the Company seeks to realize profits through the regular sale of assets to a variety of buyers.  The market upon which this aspect of the business plan relies is currently characterized as liquid but fragmented, with a wide range of generally small, non-institutional investors.  While some investors do not require debt financing, many seek to capitalize on leveraged returns using mortgage financing at interest rates well below the initial asset-level returns implied by disposition prices.  In addition to small, often local buyers, the Company also plans to transact with mid-sized institutional investors, some of which are domestic and foreign publicly traded companies.  Many larger domestic institutions, such as pension funds and insurance companies that were traditionally large buyers of retail real estate assets, have generally become less active participants in transaction markets over the last several years.  Lower participation of institutions and a generally smaller overall buyer pool has resulted in some level of pressure on retail asset prices, though this impact remains highly heterogeneous and varies widely by market and specific assets.  Asset prices for retail real estate in Puerto Rico remain highly uncertain due to lack of transaction activity since Hurricane Maria.

New Accounting Standards

New Accounting Standards are more fully described in Note 3, “Summary of Significant Accounting Policies,” of the Company’s combined and consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s combined and consolidated financial statements and the notes thereto appearing elsewhere in this report.  Historical results and percentage relationships set forth in the Company’s combined and consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.  The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), both as amended, with respect to the Company’s expectations for future periods.  Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations.  Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.  For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements.  Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements.  Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements.  For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements (see Item 1A. Risk Factors).

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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk.  At December 31, 2018, the Company’s outstanding indebtedness was composed of all variable-rate debt with a carrying value of $967.6 million and a fair value of $1,016.1 million.  An estimate of the effect of a 100 basis-point increase in interest rates was $1,014.6 million.  At December 31, 2017, the Company’s outstanding indebtedness was composed of all fixed-rate debt.  At December 31, 2017, the Company’s carrying value of the fixed-rate debt was $1,134.2 million and a fair value was $1,170.6 million.  An estimate of the effect of a 100 basis-point increase in interest rates was $1,115.2 million.  The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

As discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources and Financing Activities,” in February 2018, the Company entered into a $1.35 billion mortgage loan, the proceeds of which were used to repay all outstanding indebtedness of the Company and certain indebtedness of SITE Centers. In addition, in connection with the entry into the mortgage loan, the Company entered into an interest rate cap agreement with a LIBOR strike rate of 3.0% and a notional amount of $988.6 million. As such, a 100 basis-point increase in short-term market interest rates on variable-rate debt at December 31, 2018, would result in an increase in interest expense of approximately $5.4 million for the twelve-month period. The estimated increase in interest expense does not give effect to possible changes in the daily balance of the Company’s outstanding variable-rate debt.

The Company intends to use proceeds from asset sales to repay its indebtedness and, to the extent permitted by the mortgage loan, for general corporate purposes including distributions to the Company’s preferred and common shareholders.  To the extent the Company was to incur variable-rate indebtedness, its exposure to increases in interest rates in an inflationary period could increase.  The Company does not believe, however, that increases in interest expense as a result of inflation will significantly impact the Company’s distributable cash flow.

The Company intends to continually monitor and actively manage interest costs on any variable-rate debt portfolio and may enter into swap positions or interest rate caps. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of December 31, 2018, the Company had no other material exposure to market risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1 and is incorporated herein by reference thereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b), of the effectiveness of the Company’s disclosure controls and procedures.  Based on their evaluation as required, the CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2018, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and were effective as of December 31, 2018, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies and the JOBS Act.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2018, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s Board of Directors has adopted the following corporate governance documents:

•	Corporate Governance Guidelines that guide the Board of Directors in the performance of its responsibilities to serve the best interests of the Company and its shareholders;
•	Written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee;
•

Code of Ethics for Senior Financial Officers that applies to the Company’s senior financial officers, including the chief executive officer, president and chief financial officer, chief accounting officer, controllers, treasurer and chief internal auditor among others designated by the Company, if any (amendments to, or waivers from, the Code of Ethics for Senior Financial Officers will be disclosed on the Company’s website) and

•

Code of Business Conduct and Ethics that governs the actions and working relationships of the Company’s employees, officers and directors with current and potential customers, consumers, fellow employees, competitors, government and self-regulatory agencies, investors, the public, the media and anyone else with whom the Company has or may have contact.

Copies of the Company’s corporate governance documents are available on the Company’s website, www.retailvalueinc.com, under “Investors—Governance.”

Certain other information required by this Item 10 is incorporated herein by reference to the information under the headings “Proposal One: Election of Three Class I Directors—Nominees for Election of Class I Directors at the Annual Meeting,” “Proposal One: Election of Three Class I Directors— Class II Directors Whose Terms Are Not Expiring at the Annual Meeting,” “Board Governance” and “Corporate Governance and Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance,” contained in the Company’s Proxy Statement for the Company’s 2019 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A (“2019 Proxy Statement”), and the information under the heading “The Company’s Executive Officers” in Part I of this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the information under the headings “Board Governance—Compensation of Directors” and “Executive Compensation” contained in the 2019 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 is incorporated herein by reference to the “Board Governance—Security Ownership of Directors and Management” and “Corporate Governance and Other Matters—Security Ownership of Certain Beneficial Owners” sections of the 2019 Proxy Statement.  The following table sets forth the number of securities issued and outstanding under existing equity compensation plans, as of December 31, 2018.

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	33,636	(2)	—	891,364	(3)
Equity compensation plans not approved by security holders	—		—	N/A
Total	33,636		—	891,364

(1)	Includes the Company’s 2018 Equity-Based Award Plan.
(2)	Common shares that will be issued upon the vesting of restricted stock units.
(3)	All of these shares may be issued with respect to award vehicles other than just stock options or shares appreciation rights or other rights to acquire shares.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the “Proposal One: Election of Three Class I Directors—Independent Directors,” “Certain Relationships and Related-Party Transactions” and “Corporate Governance and Other Matters—Policy Regarding Related-Party Transactions” sections of the 2019 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the “Proposal Two: Ratification of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm—Fees Paid to PricewaterhouseCoopers LLP” section of the 2019 Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	1. Financial Statements

The following documents are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Combined and Consolidated Balance Sheets

Combined and Consolidated Statements of Operations and Comprehensive Income (Loss)

Combined and Consolidated Statements of Equity

Combined and Consolidated Statements of Cash Flows

Notes to Combined and Consolidated Financial Statements

2.  Financial Statement Schedules

The following financial statement schedules are filed herewith as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of the registrant:

Schedule

II — Valuation and Qualifying Accounts and Reserves

III — Real Estate and Accumulated Depreciation

Schedules not listed above have been omitted because they are not applicable or because the information required to be set forth therein is included in the Company’s consolidated financial statements or notes thereto.

3. Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
2	2.1	Separation and Distribution Agreement, dated July 1, 2018, by and between DDR Corp. (n/k/a SITE Centers Corp.) and the Company	Current Report on Form 8-K (Filed with the SEC on July 2, 2018; File No. 001-38517)
3	3.1	Second Amended and Restated Articles of Incorporation of the Company	Quarterly Report on Form 10-Q (Filed with the SEC on August 10, 2018; File No. 001-38517)
3	3.2	Amended and Restated Code of Regulations of the Company	Quarterly Report on Form 10-Q (Filed with the SEC on August 10, 2018; File No. 001-38517)
10	10.1	Amended and Restated Management and Leasing Agreement, dated February 14, 2018, among each of the entities set forth on Exhibit A and DDR Asset Management LLC	Registration Statement on Form 10 (Filed with the SEC on June 4, 2018; File No. 001-38517)
10	10.2	Amended and Restated Management and Leasing Agreement, dated February 14, 2018, among each of the entities set forth on Exhibit A and DDR Asset Management LLC	Registration Statement on Form 10 (Filed with the SEC on June 4, 2018; File No. 001-38517)
10	10.3	Amended and Restated Management and Leasing Agreement, dated February 14, 2018, among each of the entities set forth on Exhibit A, DDR Asset Management LLC and DDR PR Ventures II LLC	Registration Statement on Form 10 (Filed with the SEC on June 4, 2018; File No. 001-38517)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
10	10.4

Loan Agreement, dated February 14, 2018, by and among certain wholly-owned subsidiaries of DDR Corp. (n/k/a SITE Centers Corp.) and Column Financial, Inc. (an affiliate of Credit Suisse AG), JPMorgan Chase Bank, National Association and Wells Fargo Bank, National Association

			Registration Statement on Form 10 (Filed with the SEC on June 4, 2018; File No. 001-38517)
10	10.5

First Amendment to Loan Agreement and Other Loan Documents, dated February 27, 2018, by and among certain wholly-owned subsidiaries of DDR Corp. (n/k/a SITE Centers Corp.) and Column Financial, Inc. (an affiliate of Credit Suisse AG), JPMorgan Chase Bank, National Association and Wells Fargo Bank, National Association

			Registration Statement on Form 10 (Filed with the SEC on June 4, 2018; File No. 001-38517)
10	10.6

Second Amendment to Loan Agreement and Other Loan Documents, dated March 6, 2018, by and among certain wholly-owned subsidiaries of DDR Corp. (n/k/a SITE Centers Corp.) and Column Financial, Inc. (an affiliate of Credit Suisse AG), JPMorgan Chase Bank, National Association and Wells Fargo Bank, National Association

			Registration Statement on Form 10 (Filed with the SEC on June 4, 2018; File No. 001-38517)
10	10.7

Third Amendment to Loan Agreement and Other Loan Documents, dated March 14, 2018, by and among certain wholly-owned subsidiaries of DDR Corp. (n/k/a SITE Centers Corp.) and Column Financial, Inc. (an affiliate of Credit Suisse AG), JPMorgan Chase Bank, National Association and Wells Fargo Bank, National Association

			Registration Statement on Form 10 (Filed with the SEC on June 4, 2018; File No. 001-38517)
10	10.8	Tax Matters Agreement, dated July 1 ,2018, by and between DDR Corp. (n/k/a SITE Centers Corp.) and the Company	Current Report on Form 8-K (Filed with the SEC on July 2, 2018; File No. 001-38517)
10	10.9	External Management Agreement, dated July 1, 2018, by and between the Company and DDR Asset Management LLC	Current Report on Form 8-K (Filed with the SEC on July 2, 2018; File No. 001-38517)
10	10.10	Credit Agreement, dated July 2, 2018, among the Company, the lenders named therein and PNC Bank, National Association, as administrative agent	Current Report on Form 8-K (Filed with the SEC on July 2, 2018; File No. 001-38517)
10	10.11	Guaranty Fee and Reimbursement Letter Agreement, dated July 2, 2018, by and between the Company and DDR Corp. (n/k/a SITE Centers Corp.)	Current Report on Form 8-K (Filed with the SEC on July 2, 2018; File No. 001-38517)
10	10.12	Waiver Agreement, dated July 1, 2018, by and between Mr. Alexander Otto and the Company	Current Report on Form 8-K (Filed with the SEC on July 2, 2018; File No. 001-38517)
10	10.13	Retail Value Inc. 2018 Equity and Incentive Compensation Plan*	Registration Statement on Form 10 (Filed with the SEC on June 4, 2018; File No. 001-38517)
10	10.14	Form of Restricted Share Units Agreement for Directors*	Registration Statement on Form 10 (Filed with the SEC on June 4, 2018; File No. 001-38517)

Exhibit No. Under Reg. S-K Item 601	Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
10	10.15	Form of Director and Officer Indemnification Agreement*	Current Report on Form 8-K (Filed with the SEC on July 2, 2018; File No. 001-38517)
21	21.1	List of Subsidiaries	Submitted electronically herewith
23	23.1	Consent of PricewaterhouseCoopers LLP	Submitted electronically herewith
31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
32	32.1

Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002

			Submitted electronically herewith
32	32.2

Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002

			Submitted electronically herewith
101	101.INS	XBRL Instance Document	Submitted electronically herewith
101	101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith
101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith
101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith
101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith
101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith

*Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
Item 16.	FORM 10-K SUMMARY

None.

Retail Value Inc.

INDEX TO FINANCIAL STATEMENTS

Financial Statements:	Page
Report of Independent Registered Public Accounting Firm	F-2
Combined and Consolidated Balance Sheets at December 31, 2018 and 2017	F-4

Combined and Consolidated Statements of Operations and Comprehensive Income (Loss) for the period from July 1, 2018 to December 31, 2018, for the period from January 1, 2018 to June 30, 2018 and for the years ended December 31, 2017 and December 31, 2016

F-5
Combined and Consolidated Statements of Equity for the period from July 1, 2018 to December 31, 2018, for the period from January 1, 2018 to June 30, 2018 and for the two years ended December 31, 2017	F-6

Combined and Consolidated Statements of Cash Flows for the period from July 1, 2018 to December 31, 2018, for the period from January 1, 2018 to June 30, 2018 and for years ended December 31, 2017 and December 31, 2016

F-7
Notes to Combined and Consolidated Financial Statements	F-8
Financial Statement Schedules:

II  —  Valuation and Qualifying Accounts and Reserves for the period from July 1, 2018 to December 31, 2018, for the period from January 1, 2018 to June 30, 2018 and for the years ended December 31, 2017 and December 31, 2016

F-28
III — Real Estate and Accumulated Depreciation at December 31, 2018	F-29

All other schedules are omitted because they are not applicable or the required information is shown in the combined and consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Retail Value Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Retail Value Inc. and its subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statements of operations and comprehensive income (loss), of equity, and of cash flows for the period from July 1, 2018 to December 31, 2018, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the period from July 1, 2018 to December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

March 5, 2019

We have served as the Company’s auditor since 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Retail Value Inc.:

Opinion on the Financial Statements

We have audited the accompanying combined balance sheet of Retail Value Inc. Predecessor and its subsidiaries  (“RVI Predecessor”) as of December 31, 2017, and the related combined statements of operations and comprehensive income (loss), of equity, and of cash flows for the period from January 1, 2018 to June 30, 2018 and for each of the two years in the period ended December 31, 2017, including the related notes  and financial statement schedules listed in the accompanying  index (collectively referred to as the “combined financial statements”). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of RVI Predecessor as of December 31, 2017, and the results of its operations and its cash flows for the period from January 1, 2018 to June 30, 2018 and for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These combined financial statements are the responsibility of RVI Predecessor’s management. Our responsibility is to express an opinion on RVI Predecessor’s combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to RVI Predecessor in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these combined financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the combined financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

March 5, 2019

We have served as the Company’s auditor since 2017.

Retail Value Inc.

COMBINED AND CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2018	2017
	The Company	RVI Predecessor
Assets
Land	$622,827	$717,584
Buildings	1,629,862	1,932,495
Fixtures and tenant improvements	172,679	195,138
	2,425,368	2,845,217
Less: Accumulated depreciation	(704,401)	(699,288)
	1,720,967	2,145,929
Construction in progress	26,070	4,656
Total real estate assets, net	1,747,037	2,150,585
Cash and cash equivalents	44,565	8,283
Restricted cash	66,634	35
Accounts receivable, net	31,426	33,336
Property insurance receivable	29,422	60,293
Intangible assets, net	31,882	67,495
Other assets, net	11,678	6,575
	$1,962,644	$2,326,602
Liabilities and Equity
Mortgage indebtedness, net	$967,569	$320,844
Parent Company unsecured debt	—	813,308
Total indebtedness	967,569	1,134,152
Payable to SITE Centers	33,985	198
Accounts payable and other liabilities	84,832	101,788
Dividends payable	24,005	—
Total liabilities	1,110,391	1,236,138
Commitments and contingencies (Note 9)
Redeemable preferred equity	190,000	—
Retail Value Inc. shareholders' equity
Common shares, with par value, $0.10 stated value; 200,000,000 shares authorized; 18,465,165 shares issued at December 31, 2018	1,846	—
Additional paid-in capital	675,566	—
Accumulated distributions in excess of net loss	(15,153)	—
Less: Common shares in treasury at cost: 267 shares at December 31, 2018	(6)	—
Equity
RVI Predecessor equity	—	1,090,464
Total equity	662,253	1,090,464
	$1,962,644	$2,326,602

The accompanying notes are an integral part of these combined and consolidated financial statements.

Retail Value Inc.

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	For the Period from	For the Period from	For the Year Ended	For the Year Ended
	July 1, 2018 to	January 1, 2018 to	December 31,	December 31,
	December 31, 2018	June 30, 2018	2017	2016
	The Company	RVI Predecessor
Revenues from operations:
Minimum rents	$94,319	$102,967	$218,537	$221,437
Percentage and overage rents	1,612	1,870	2,862	2,946
Recoveries from tenants	32,119	37,345	75,592	79,981
Other income	4,893	7,952	17,388	11,694
Business interruption income	4,404	5,100	8,500	—
	137,347	155,234	322,879	316,058
Rental operation expenses:
Operating and maintenance	21,655	24,608	50,836	47,620
Real estate taxes	17,597	19,571	38,573	38,351
Property and asset management fees	13,075	6,819	13,135	13,468
Impairment charges	6,390	48,680	267,064	43,477
Hurricane property and impairment loss, net	366	868	5,930	—
General and administrative	2,147	7,638	17,914	13,759
Depreciation and amortization	42,471	50,144	118,739	121,760
	103,701	158,328	512,191	278,435
Other income (expense):
Interest expense	(32,249)	(37,584)	(90,264)	(96,806)
Debt extinguishment costs	(6,431)	(109,036)	—	—
Transaction costs	(186)	(33,325)	(1,962)	—
Other expense, net	(2,590)	(3)	—	(373)
Gain on disposition of real estate, net	16,813	13,096	351	1,298
	(24,643)	(166,852)	(91,875)	(95,881)
Income (loss) before tax expense	9,003	(169,946)	(281,187)	(58,258)
Tax expense	(151)	(4,210)	(11,266)	(950)
Net income (loss)	$8,852	$(174,156)	$(292,453)	$(59,208)
Comprehensive income (loss)	$8,852	$(174,156)	$(292,453)	$(59,208)

Per share data:
Basic and diluted	$0.48	N/A	N/A	N/A

The accompanying notes are an integral part of these combined and consolidated financial statements.

Retail Value Inc.

COMBINED AND CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	RVI Predecessor Equity	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Loss	Treasury Stock at Cost	Total
RVI Predecessor
Balance, December 31, 2015	$1,349,490	$—	$—	$—	$—	$1,349,490
Net transactions with SITE Centers	94,612	—	—	—	—	94,612
Net loss	(59,208)	—	—	—	—	(59,208)
Balance, December 31, 2016	1,384,894	—	—	—	—	1,384,894
Net transactions with SITE Centers	(1,977)	—	—	—	—	(1,977)
Net loss	(292,453)	—	—	—	—	(292,453)
Balance, December 31, 2017	1,090,464	—	—	—	—	1,090,464
Net transactions with SITE Centers	(227,000)	—	—	—	—	(227,000)
Net loss	(174,156)	—	—	—	—	(174,156)
Balance, June 30, 2018	$689,308	$—	$—	$—	$—	$689,308

The Company
Contributions from SITE Centers	$—	$1,846	$675,566	$—	$(6)	$677,406
Net income	—	—	—	8,852	—	8,852
Dividends declared	—	—	—	(24,005)	—	(24,005)
Balance, December 31, 2018	$—	$1,846	$675,566	$(15,153)	$(6)	$662,253

The accompanying notes are an integral part of these combined and consolidated financial statements.

Retail Value Inc.

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Period from	For the Period from	For the Year Ended	For the Year Ended
	July 1, 2018 to	January 1, 2018 to	December 31,	December 31,
	December 31, 2018	June 30, 2018	2017	2016
	The Company	RVI Predecessor
Cash flow from operating activities:
Net income (loss)	$8,852	$(174,156)	$(292,453)	$(59,208)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	42,471	50,144	118,739	121,760
Amortization and write-off of above- and below-market leases, net	(980)	(928)	(6,976)	(3,177)
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	8,266	14,556	907	775
Gain on disposition of real estate, net	(16,813)	(13,096)	(351)	(1,298)
Impairment charges	6,390	48,680	272,164	43,477
Loss on debt extinguishment	—	97,077	—	—
Interest rate hedging activities	3,604	(4,538)	—	—
Assumption of buildings due to ground lease terminations	—	(2,150)	(8,585)	—
Valuation allowance of prepaid taxes	—	3,991	10,794	460
Net change in accounts receivable	(2,994)	(4,664)	(840)	1,488
Net change in accounts payable and other liabilities	1,590	15,472	(394)	(478)
Net change in other operating assets	(6,393)	(1,556)	3,237	(1,500)
Total adjustments	35,141	202,988	388,695	161,507
Net cash flow provided by operating activities	43,993	28,832	96,242	102,299
Cash flow from investing activities:
Real estate acquired, net of liabilities and cash assumed	—	—	—	(145,975)
Real estate improvements to operating real estate	(44,759)	(20,461)	(21,137)	(33,314)
Proceeds from disposition of real estate	283,330	100,347	1,494	1,749
Hurricane property insurance advance proceeds	20,000	20,193	10,000	—
Net repayments to SITE Centers	(3,757)	—	—	—
Net cash flow provided by (used for) investing activities	254,814	100,079	(9,643)	(177,540)
Cash flow from financing activities:
Proceeds from Parent Company unsecured debt, net of discounts and loan costs	—	—	149,664	192,216
Repayment of Parent Company unsecured debt, including repayment costs	—	(899,880)	(151,279)	(195,732)
Proceeds from mortgage debt	—	1,350,000	—	—
Repayment of mortgage debt, including repayment costs	(282,742)	(421,344)	(82,596)	(9,959)
Payment of debt issuance costs	(252)	(32,755)	(712)	—
Net transactions with SITE Centers	—	(37,864)	(4,382)	93,041
Net cash flow (used for) provided by financing activities	(282,994)	(41,843)	(89,305)	79,566

Net increase (decrease) in cash, cash equivalents and restricted cash	15,813	87,068	(2,706)	4,325
Cash, cash equivalents and restricted cash, beginning of period	95,386	8,318	11,024	6,699
Cash, cash equivalents and restricted cash, end of period	$111,199	$95,386	$8,318	$11,024

The accompanying notes are an integral part of these combined and consolidated financial statements.

Notes to Combined and Consolidated Financial Statements

1.	Nature of Business

On July 1, 2018, SITE Centers Corp., formerly known as DDR Corp. (“SITE Centers” or the “Manager”), completed the separation of Retail Value Inc., an Ohio corporation formed in December 2017 that owned and operated a portfolio of 48 real estate assets at the time of the separation that included 36 continental U.S. assets and 12 Puerto Rico assets (collectively, “RVI” the “RVI Predecessor” or the “Company”), into an independent public company.  At December 31, 2018, RVI owned 38 properties that included 26 continental U.S. assets and 12 Puerto Rico assets comprising 14 million square feet of gross leasable area (“GLA”) and were located in 15 states and Puerto Rico.

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

On July 1, 2018, the Company and SITE Centers also entered into an external management agreement (the “External Management Agreement”) which, together with various property management agreements, governs the fees, terms and conditions pursuant to which SITE Centers manages RVI and its properties.  SITE Centers provides RVI with day-to-day management, subject to supervision and certain discretionary limits and authorities granted by the RVI Board of Directors.  The Company does not have any employees.  In general, either SITE Centers or RVI may terminate the management agreements on December 31, 2019, or at the end of any six-month renewal period thereafter.  SITE Centers and RVI also entered into a tax matters agreement that governs the rights and responsibilities of the parties following RVI’s separation from SITE Centers with respect to various tax matters, and provides for the allocation of tax-related assets, liabilities and obligations.

Amounts relating to the number of properties, square footage, tenant and occupancy data and estimated project costs are unaudited.

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

For periods prior to July 1, 2018, the combined financial statements include the revenues and direct expenses of the RVI Predecessor.  Certain direct costs historically paid by the properties but contracted through SITE Centers include, but are not limited to, management fees, insurance, compensation costs and out-of-pocket expenses directly related to the management of the properties (Note 11).  Further, the combined financial statements include an allocation of indirect costs and expenses incurred by SITE Centers related to the Company, primarily consisting of compensation and other general and administrative costs that have been allocated using the relative percentage of property revenue of the Company and SITE Centers’ management’s knowledge of the Company.  In addition, the combined financial statements include an allocation of interest expense on SITE Centers’ unsecured debt, excluding debt that is specifically attributable to the Company (Note 6); interest expense was allocated by calculating the unencumbered net assets of each property held by the Company as a percentage of SITE Centers’ total consolidated unencumbered net assets and multiplying that percentage by the interest expense on SITE Centers unsecured debt.  Included in the allocation of general and administrative expenses for the period from January 1, 2018 to June 30, 2018 and the year ended December 31, 2017, are employee separation charges aggregating $1.1 million and $4.1 million, respectively, related to SITE Centers’ management transition and staffing reduction.  The amounts allocated in the accompanying combined financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had the RVI Predecessor been a separate independent entity.  SITE Centers believes the assumptions underlying SITE Centers’ allocation of indirect expenses are reasonable.

3.	Summary of Significant Accounting Policies

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the year.  Actual results could differ from those estimates.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	For the Period from	For the Period from	For the Year Ended
	July 1, 2018 to	January 1, 2018 to	December 31,
	December 31, 2018	June 30, 2018	2017	2016
	The Company	RVI Predecessor
Contribution of net assets from SITE Centers	$677.4	$—	$—	$—
Accounts payable related to construction in progress	16.3	10.1	1.7	3.7
Dividend declared, but not paid	24.0	—	—	—
Receivable and reduction of real estate assets, net – related to hurricane	—	6.1	67.6	—
Assumption of building due to ground lease termination	—	2.2	8.6	—

Real Estate

Real estate assets, which include construction in progress, are stated at cost less accumulated depreciation. Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	Useful lives, 20 to 31.5 years
Building improvements and fixtures	Useful lives, ranging from 5 to 20 years
Tenant improvements	Shorter of economic life or lease terms

Useful lives of depreciable real estate assets are assessed periodically and accounts for any revisions, which are not material for the periods presented, prospectively. Expenditures for maintenance and repairs are charged to operations as incurred. Significant expenditures that improve or extend the life of the asset are capitalized.

Construction in Progress primarily relates to shopping center redevelopments.  RVI Predecessor capitalized certain direct costs (salaries and related personnel) and incremental internal construction costs of $1.1 million and $1.2 million in 2017 and 2016, respectively.

Purchase Price Accounting

In January 2017, the Company adopted the amendment to the accounting guidance for business combinations to clarify the definition of a business. The objective of this guidance is to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.

Upon acquisition of properties, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements and intangibles, generally including (i) above- and below-market leases, (ii) in-place leases and (iii) tenant relationships. The Company allocates the purchase price to assets acquired and liabilities assumed on a gross basis based on their relative fair values at the date of acquisition. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence and marketing and leasing activities and uses various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, analysis of recent comparable sales transactions, estimates of replacement costs net of depreciation and other available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. Above- and below-market lease values are recorded based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the estimated term of any below-market, fixed-rate renewal options for below-market leases. The capitalized above- and below-market lease values are amortized to base rental revenue over the related lease term plus fixed-rate renewal options, as appropriate. The purchase price is further allocated to in-place lease values and tenant relationship values based on management’s evaluation of the specific characteristics of the acquired lease portfolio and the Company’s overall relationship with the anchor tenants. Such amounts are amortized to expense over the remaining initial lease term (and expected renewal periods for tenant relationships) (Note 4).

Real Estate Impairment Assessment

Individual real estate assets are reviewed for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment indicators include, but are not limited to, significant decreases in projected net operating income and occupancy percentages, estimated hold periods, projected losses on potential future sales, market factors, significant changes in projected redevelopment costs or completion dates and sustainability of redevelopment projects. An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value. The determination of anticipated undiscounted cash flows is inherently subjective, requiring significant estimates made by management, and considers the most likely expected course of action at the balance sheet date based on current plans, intended holding periods and available market information. If the Company is evaluating the potential sale of an asset, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action as of the balance sheet date. If an impairment is indicated, an impairment loss is then recognized based on the excess of the carrying amount of the asset over its fair value. Aggregate impairment charges related to real estate assets were $6.4 million and $48.7 million for the period from July 1, 2018 to December 31, 2018 and for the period from January 1, 2018 to June 30, 2018, respectively, and $267.1 million and $43.5 million for the years ended December 31, 2017 and 2016, respectively (Note 10).

Disposition of Real Estate

Sales of nonfinancial assets, such as real estate, are to be recognized when control of the asset transfers to the buyer, which will occur when the buyer has the ability to direct the use of, or obtain substantially all of the remaining benefits from the asset.  This generally occurs when the transaction closes and consideration is exchanged for control of the asset.

A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The disposition of the Company’s individual properties did not qualify for discontinued operations presentation, and thus, the results of the properties that have been sold remain in Income from Continuing Operations, and any associated gains or losses from the disposition are included in Gain on Disposition of Real Estate.

Real Estate Held for Sale

The Company generally considers assets to be held for sale when management believes that a sale is probable within a year. This generally occurs when a sales contract is executed with no substantive contingencies and the prospective buyer has significant funds at risk. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value, less cost to sell. The Company evaluated its property portfolio and did not identify any other properties that would meet the above-mentioned criteria for held for sale as of December 31, 2018 and 2017.

Interest and Real Estate Taxes

Interest and real estate taxes incurred relating to the construction, expansion or redevelopment of shopping centers are capitalized and depreciated over the estimated useful life of the building. The Company will cease the capitalization of these costs when construction activities are substantially completed and the property is available for occupancy by tenants. If the Company suspends substantially all activities related to development of a qualifying asset, the Company will cease capitalization of interest and taxes until activities are resumed.

Interest paid on the Company’s Parent Company unsecured debt and mortgage indebtedness for the period from July 1, 2018 to December 31, 2018 and for the period from January 1, 2018 to June 30, 2018, aggregated $31.4 million and $46.0 million, respectively, and during the years ended December 31, 2017 and 2016, aggregated $56.6 million and $63.3 million, respectively. The Company capitalized interest of $0.8 million and $0.1 million, respectively, for the period from July 1, 2018 to December 31, 2018 and for the period from January 1, 2018 to June 30, 2018, and $0.4 million and $0.3 million, respectively, during the years ended December 31, 2017 and 2016.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash deposits with major financial institutions, which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of these institutions and believes that the risk of loss is minimal.

Restricted Cash

Restricted cash represents amounts on deposit with financial institutions primarily for debt service payments, real estate taxes, capital improvements and operating reserves as required pursuant to the applicable loan agreement. For purposes of the Company’s combined and consolidated statements of cash flows, changes in restricted cash are aggregated with cash and cash equivalents.

Accounts Receivable

The Company makes estimates of the amounts it believes will not be collected related to base rents, straight-line rents receivable, expense reimbursements and other amounts owed. The Company analyzes accounts receivable, tenant credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, amounts due from tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

Accounts receivable, other than straight-line rents receivable, are expected to be collected within one year and are net of estimated unrecoverable amounts of $12.6 million and $10.4 million at December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, straight-line rents receivable, net of a provision for uncollectible amounts of $1.9 million and $2.1 million, respectively, aggregated $18.8 million and $22.2 million, respectively.

Treasury Shares

The Company’s share repurchases are reflected as treasury shares utilizing the cost method of accounting and are presented as a reduction to consolidated shareholders’ equity.  Reissuances of the Company’s treasury shares at an amount below cost are recorded as a charge to paid-in capital due to the Company’s cumulative distributions in excess of net income.

Income Taxes

The Company intends to make an election on its first tax return to qualify, and believes it is operating so as to qualify, as a Real Estate Investment Trust (“REIT”) for federal income tax purposes.  Accordingly, the Company generally will not be subject to federal income tax, provided that it makes distributions to its shareholders equal to at least 90% of its REIT taxable income as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and continues to satisfy certain other requirements.

In the normal course of business, the Company or one or more of its subsidiaries is subject to examination by federal, state, commonwealth and local tax jurisdictions, in which it operates, where applicable. For the year ended December 31, 2018, the Company recognized no material adjustments regarding its tax accounting treatment for uncertain tax provisions.  As of December 31, 2018, the tax years that remain subject to examination by the major tax jurisdictions under applicable statutes of limitations are the year 2018 and forward.

Deferred Tax Assets

The Company accounts for income taxes related to its taxable REIT subsidiary (“TRS”) under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the income statement in the period that includes the enactment date.

The Company records net deferred tax assets to the extent it believes it is more likely than not that these assets will be realized. A valuation allowance is recorded against the deferred tax assets when the Company determines that an uncertainty exists regarding their realization, which would increase the provision for income taxes.  In making such determination, the Company considers all available positive and negative evidence, including forecasts of future taxable income, the reversal of other existing temporary differences, available net operating loss carryforwards, tax planning strategies and recent results of operations.  Several of these considerations require assumptions and significant judgment about the forecasts of future taxable income and must be consistent with the plans and estimates that the Company is utilizing to manage its business.  As a result, to the extent facts and circumstances change, an assessment of the need for a valuation allowance should be made.

Deferred Financing Costs

External costs and fees incurred in obtaining indebtedness are included in the Company’s combined and consolidated balance sheets as a direct deduction from the related debt liability. The aggregate costs are amortized over the terms of the related debt agreements. Such amortization is reflected in Interest Expense in the Company’s combined and consolidated statements of operations.

Revenue Recognition

Rental Revenue

Minimum rents from tenants in shopping centers generally range from one month to 30 years and are recognized on a straight-line method over the noncancelable term of the lease, which include the effects of applicable rent steps and abatements. Percentage and overage rents are recognized after a tenant’s reported sales have exceeded the applicable sales breakpoint set forth in the applicable lease.

Recoveries from Tenants

Revenues associated with expense reimbursements from tenants for common area maintenance, taxes, insurance and other property operating expenses, based upon the tenant’s lease provisions, are recognized in the period that the related expenses are incurred.

Lease Termination Fees

Lease termination fees are recognized upon the effective termination of a tenant’s lease when the Company has no further obligations under the lease.

Ancillary Income and Other Property Income

Ancillary and other property-related income, primarily composed of leasing vacant space to temporary tenants and kiosk income, is recognized in the period earned.

Business Interruption Income

The Company will record revenue for covered business interruption in the period it determines it is probable it will be compensated and the applicable contingencies with the insurance company are resolved.  These income recognition criteria will likely result in business interruption insurance recoveries being recorded in a period subsequent to the period the Company experiences lost revenue from the damaged properties.

Other Income

Other income was composed of the following (in thousands):

	For the Period from	For the Period from	For the Year Ended
	July 1, 2018 to	January 1, 2018 to	December 31,
	December 31, 2018	June 30, 2018	2017	2016
	The Company	RVI Predecessor
Ancillary and other property income	$4,812	$5,042	$7,895	$9,957
Lease termination fees	81	2,910	9,493	1,737
Total other income	4,893	7,952	17,388	11,694

Segments

At December 31, 2018, the Company had two reportable operating segments: continental U.S. and Puerto Rico.  The Company’s chief operating decision maker, the Company’s Board of Directors, may review operational and financial data on a property basis but also reviews the portfolio based on the two geographical areas.  The tenant base of the Company primarily includes national and regional retail chains and local tenants.  Consequently, the Company’s credit risk is concentrated in the retail industry.

Derivative and Hedging Activities

The Company recorded all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even if hedge accounting does not apply or the Company elects not to apply hedge accounting.

Fair Value Hierarchy

The standard Fair Value Measurements specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). The following summarizes the fair value hierarchy:

• Level 1	Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

• Level 2

Quoted prices for identical assets and liabilities in markets that are inactive, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly, such as interest rates and yield curves that are observable at commonly quoted intervals and

• Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

New Accounting Standards Adopted

Revenue Recognition

On January 1, 2018, the Company adopted the new accounting guidance for Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective approach.  The guidance has been applied to contracts that were not completed as of the date of the initial application.  The objective of Topic 606 is to establish a single, comprehensive, five-step model for entities to use in accounting for revenue arising from contracts with customers that will supersede most of the existing revenue recognition guidance, including industry specific guidance.  The core principle of this standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Most significantly for the real estate industry, leasing transactions are not within the scope of the new standard.  A majority of the Company’s tenant-related revenue is recognized pursuant to lease agreements and will be governed by the leasing guidance (Topic 842) and there are no material revenue streams with the scope of Topic 606.  The adoption of this standard did not have a material impact to the Company’s combined and consolidated financial statements at adoption and for the year ended December 31, 2018.

Real Estate Sales

On January 1, 2018, the Company adopted ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (“Topic 610”).  Topic 610 provides that sales of nonfinancial assets, such as real estate, are to be recognized when control of the asset transfers to the buyer, which will occur when the buyer has the ability to direct the use of, or obtain substantially all of the remaining benefits from, the asset.  This generally occurs when the transaction closes and consideration is exchanged for control of the asset.  The Company adopted Topic 610 using the modified retrospective approach for contracts that are not completed as of the date of initial application.  The adoption of this standard did not have a material impact to the Company’s combined and consolidated financial statements.

New Accounting Standards to Be Adopted

Accounting for Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update govern a number of areas including, but not limited to, accounting for leases, replacing the existing guidance in ASC No. 840, Leases.  Under this standard, among other changes in practice, a lessee’s rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet.  Other significant provisions of this standard include (i) defining the “lease term” to include the non-cancelable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease, (ii) defining the initial lease liability to be recorded on the balance sheet to contemplate only those variable lease payments that depend on an index or that are in substance “fixed,” (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits and (iv) a requirement to bifurcate certain lease and non-lease components.  The lease standard is effective for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years), with early adoption permitted.  The Company will adopt the standard using the modified retrospective approach by applying the transition provisions at the beginning of the period of adoption for financial statements issued after January 1, 2019.

Several practical expedients are available for the Company to elect upon adoption of Topic 842.  The first is a package of practical expedients (the “Package”) which includes (i) not reassessing whether any expired or existing contracts are or contain a lease, (ii) not reassessing lease classification for any expired or existing leases and (iii) not reassessing initial direct costs for any existing leases.  The Package must be elected as a group and must be applied to all leases (whether lessee or lessor).  The Company will elect to adopt the Package for existing leases that commenced prior to the effective date.  Additionally, the Company will elect the land easement practical expedient in which the Company is not required to assess whether existing or expired land easements are or contain a lease.  Lessors may adopt the practical expedients by class of underlying assets, provided certain criteria are met, to avoid separating the non-lease components from the lease component of certain contracts.  The Company is planning to elect the practical expedient which would allow the Company the ability to account for the combined component based on its predominant characteristics.  The Company will not adopt the practical expedient to use hindsight in determining the lease term.

The Company is the process of evaluating the impact that the adoption of ASU No. 2016-02 will have on its consolidated financial statements and disclosures.  The Company has identified several areas within its accounting policies that will be impacted by the new standard.  The Company has ground lease agreements in which the Company is the lessee for land beneath all or a portion of the buildings at two shopping centers (Note 9), where under the new standard, the Company will record its rights and obligations under these leases as a right of use asset and lease liability.  Currently, the Company accounts for these arrangements as operating leases.  Upon transition, these leases will continue to be classified as operating leases due to the election of the Package practical expedients. Currently the Company includes real estate taxes paid by a lessee directly to a third party in recoveries from tenants and real estate tax expense, on a gross basis.  Upon adoption of the standard the Company will no longer record these amounts in revenue or expense, as the standard precludes the Company from recording payments made directly by the lessee.  As the Company will be adopting the practical expedient with regards to not separating lease and non-lease components, where applicable, this will require the Company to record, on a straight-line basis, fixed common area maintenance revenues.  Lastly, this standard impacts the lessor’s ability to capitalize initial direct costs related to leasing.  However, this change regarding capitalization will not have a material impact on its consolidated financial statements.

Accounting for Credit Losses

In June 2016, the FASB issued an amendment on measurement of credit losses on financial assets held by a reporting entity at each reporting date.  The guidance requires the use of a new current expected credit loss ("CECL") model in estimating allowances for doubtful accounts with respect to accounts receivable, straight-line rents receivable and notes receivable.  The CECL model requires that the Company estimate its lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the estimated net amounts expected to be collected.  This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2019.  In July 2018, the FASB proposed an amendment to ASU 2016-13, Financial Instruments – Credit Losses, to clarify that operating lease receivables recorded by lessors are explicitly excluded from the scope of the ASU.  The Company is in the process of evaluating the impact of this guidance.

4.	Intangibles and Other Assets

Intangibles and Other assets consist of the following (in thousands):

	December 31, 2018	December 31, 2017
	The Company	RVI Predecessor
Intangible assets:
In-place leases, net	$11,926	$28,779
Above-market leases, net	2,001	3,640
Lease origination costs, net	1,713	4,203
Tenant relationships, net	16,242	30,873
Total intangible assets, net(A)	$31,882	$67,495

Other assets:
Prepaid expenses, net(B)	$10,011	$6,247
Deposits	194	231
Deferred charges, net	179	—
Other assets(C)	1,294	97
Total other assets, net	$11,678	$6,575

Accounts payable and other liabilities:
Below-market leases, net(A)	$(33,914)	$(53,399)
(A)	In the event a tenant terminates its lease prior to the contractual expiration, the unamortized portion of the related intangible asset or liability is adjusted to reflect the updated lease term.
(B)

Included Puerto Rico prepaid tax assets of $4.0 million at December 31, 2017, net of a valuation allowance of $11.3 million.  In connection with the separation from SITE Centers, the remaining $4.0 million prepaid tax asset was written off to Tax Expense in the Company’s combined statements of operations in the second quarter of 2018.  In 2018, primarily consists of prepaid insurance premiums.

(C)	Included $1.2 million fair value of an interest rate cap at December 31, 2018, related to the mortgage loan entered into in February 2018 (Note 7).

Amortization expense related to the Company’s intangibles, excluding above- and below-market leases, was as follows (in thousands):

Period	Expense
July 1, 2018 to December 31, 2018	$5,557
January 1, 2018 to June 30, 2018	8,547
2017	22,213
2016	23,634

Estimated net future amortization expense associated with the Company’s intangibles, excluding above- and below-market leases, is as follows (in thousands):

Year	Expense
2019	$7,025
2020	5,662
2021	4,516
2022	3,377
2023	2,395

Above-market leases were recorded as contra revenue of $0.7 million and $0.8 million for the period from July 1, 2018 to December 31, 2018 and for the period from January 1, 2018 to June 30, 2018, respectively, and $2.3 million and $7.2 million for the years ended December 31, 2017 and 2016, respectively.  Revenue was recorded for below-market leases of $1.6 million and $2.5 million for the period from July 1, 2018 to December 31, 2018 and for the period from January 1, 2018 to June 30, 2018, respectively, and $9.3 million and $9.6 million for the years ended December 31, 2017 and 2016, respectively.  These items are included in Minimum Rents within the combined and consolidated statements of operations.

Estimated net future amortization income associated with the Company’s above- and below-market leases is as follows (in thousands):

Year	Income
2019	$1,747
2020	1,901
2021	2,107
2022	2,196
2023	2,087
5.	Credit Agreement

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

The Revolving Credit Agreement matures on the earliest to occur of (i) February 9, 2021, (ii) the date on which the External Management Agreement is terminated, (iii) the date on which DDR Asset Management, LLC or another wholly-owned subsidiary of SITE Centers ceases to be the “Service Provider” under the External Management Agreement as a result of assignment or operation of law or otherwise and (iv) the date on which the principal amount outstanding under the Company’s mortgage loan is repaid or refinanced (Note 6).

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

At December 31, 2018, there were no amounts outstanding under the Revolving Credit Agreement.

6.	Secured and Unsecured Indebtedness
The following table discloses certain information regarding the Company’s indebtedness (in millions):
	Carrying Value at December 31,		Interest Rate(A) at December 31,		Maturity Date at
	2018	2017	2018	2017	December 31, 2018
	The Company	RVI Predecessor
Secured indebtedness:
Mortgage indebtedness	$988.6	$322.3	5.7%	5.0%	February 2021
Net unamortized debt issuance costs	(21.0)	(1.5)
Total Mortgage Indebtedness	$967.6	$320.8

Unsecured indebtedness:
Parent Company unsecured debt(A)	$—	$823.5	N/A	3.625%–4.7%	N/A
Parent Company unsecured debt – discount, net	—	(5.0)
Net unamortized debt issuance costs	—	(5.2)
Total Parent Company unsecured debt	$—	$813.3
(A)

The mortgage indebtedness interest rate presented is a weighted average of the outstanding debt. The interest rates reflected above for the Parent Company unsecured debt represent the range of the coupon rate of the debt outstanding.  Effective interest rate ranged from 3.8% to 4.8% at December 31, 2017.

Mortgages Payable

On February 14, 2018, certain wholly-owned subsidiaries of the Company entered into a mortgage loan with an initial aggregate principal amount of $1.35 billion.  The borrowers’ obligations are secured by, among other things: (i) mortgages encumbering the borrowers’ respective continental U.S. properties (a total of an initial 38 properties at closing); (ii) a pledge of the equity of the Company’s subsidiaries that own the 12 Puerto Rico properties and a pledge of rents and other cash flows, insurance proceeds and condemnation awards in connection with the 12 Puerto Rico properties and (iii) a pledge of any reserves and accounts of any borrower.

The loan facility will mature on February 9, 2021, subject to two one-year extensions at the borrowers’ option based on certain conditions of the agreement.  The initial weighted-average interest rate applicable to the notes was equal to one-month LIBOR (subject to an interest rate cap of 3.0%) plus a spread of 3.15% per annum, provided that such spread is subject to an increase of 0.25% per annum in connection with any exercise of the first extension option and an additional increase of 0.25% per annum in connection with any exercise of the second extension option.  As a result of the prepayment of more senior tranches of the loan facility following the initial closing, as of December 31, 2018, the weighted-average interest rate applicable to the notes was equal to one-month LIBOR (subject to an interest rate cap of 3.0%) plus a spread of 3.2% per annum.

The loan facility is structured as an interest-only loan throughout the initial three-year term and any exercised extension options.  An amortization period will be deemed to commence in the event the borrowers fail to achieve a debt yield of 10.8% as of March 31, 2019, 11.9% as of September 30, 2019, 14.1% as of March 31, 2020 and 19.2% as of September 30, 2020.  The debt yield as of December 31, 2018, was 10.4%.

Each continental U.S. property has a portion of the original principal amount of the mortgage loan allocated to it, which serves as the basis for determining the minimum sale price required in order for the property to be released from the loan facility.  The amount of proceeds from the sale of an individual continental U.S. property required to be applied toward prepayment of the notes (i.e., the property’s “release price”), will depend upon the debt yield at the time of the sale.  Properties in Puerto Rico do not have allocated loan amounts or minimum release prices; all proceeds from sales of Puerto Rico properties are required to be used to prepay the notes, except that borrowers can obtain a release of all of the Puerto Rico properties for a minimum release price of $350.0 million.

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

The proceeds from the loan were used to repay all of the Company’s outstanding mortgage indebtedness and Parent Company unsecured debt.  In connection with the repayment of debt, the Company incurred $107.1 million of aggregate debt extinguishment costs.  Included in this amount are $70.9 million of make-whole premiums incurred related to the repayment of the Parent Company unsecured debt, $20.3 million of make-whole premiums incurred related to the repayment of the mortgage indebtedness and the write-off of unamortized deferred financing costs and the cost of a treasury rate lock.

This mortgage loan was assumed in connection with the separation from SITE Centers on July 1, 2018.  At December 31, 2018, the mortgage balance outstanding was $988.6 million.

Parent Company Unsecured Debt

As described above, the Parent Company unsecured debt was all repaid in conjunction with the mortgage entered into in February 2018.

Allocated RVI Predecessor Interest

Prior to the separation, included in interest expense was $4.4 million for the period from January 1, 2018 to June 30, 2018 and $35.2 million and $33.8 million, respectively, for the years ended December 31, 2017 and 2016, of interest expense on SITE Centers’ unsecured debt, excluding debt that was specifically attributable to RVI.  Interest expense was allocated by calculating the unencumbered net assets of each property held by RVI as a percentage of SITE Centers’ total consolidated unencumbered net assets and multiplying that percentage by the interest expense on SITE Centers’ unsecured debt (Note 2).

Scheduled Principal Repayments

At December 31, 2018, the Company has one scheduled principal payment of $988.6 million in 2021 related to the mortgage loan described above.

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

Debt instruments with carrying values that are different than estimated fair values are summarized as follows (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	The Company		RVI Predecessor
Mortgage indebtedness	$967,569	$1,016,078	$320,844	$329,161
Parent Company unsecured debt	—	—	813,308	841,440
	$967,569	$1,016,078	$1,134,152	$1,170,601

Interest Rate Cap

In March 2018, the Company entered into a $1.35 billion interest rate cap in connection with entering into the mortgage loan (Note 6).  At December 31, 2018, the notional amount of the interest rate cap was $1.0 billion.  The fair value of the interest rate cap was $1.2 million at December 31, 2018, and was included in Other Assets.  Changes in fair value are marked-to-market to earnings in Other Income (Expense).  For the period from July 1, 2018 to December 31, 2018 and the period from January 1, 2018 to June 30, 2018, expense of $2.6 million and income of $0.2 million, respectively, was recorded.  The Company did not elect to apply hedge accounting related to the interest rate cap and has applied the guidance under economic hedging.  As such, the Company has elected the policy to classify cash flows related to an economic hedge following the cash flows of the hedged item.

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements.  The valuation of this instrument was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative.  The Company determined that the significant inputs used to value this derivative fell within Level 2 of the fair value hierarchy.  To accomplish this objective, the Company generally uses interest rate instruments as part of its interest rate risk management strategy.  The Company is exposed to credit risk in the event of non-performance by the counterparties.  The Company believes it mitigates its credit risk by entering into these arrangements with major financial institutions.  The Company continually monitors and actively manages interest costs on its variable-rate debt portfolio and may enter into additional interest rate positions or other derivative interest rate instruments based on market conditions.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.

8.	Preferred Stock, Common Shares and Redeemable Preferred Equity

Preferred Stock

On June 30, 2018, the Company issued 1,000 shares of its series A preferred stock (the “RVI Preferred Shares”) to SITE Centers, which are noncumulative and have no mandatory dividend rate.  The RVI Preferred Shares rank, with respect to dividend rights, and rights upon liquidation, dissolution or winding up of the Company, senior in preference and priority to the Company’s common shares and any other class or series of the Company’s capital stock.  Subject to the requirement that the Company distribute to its common shareholders the minimum amount required to be distributed with respect to any taxable year in order for the Company to maintain its status as a REIT and to avoid U.S. federal income taxes, the RVI Preferred Shares will be entitled to a dividend preference for all dividends declared on the Company’s capital stock at any time up to a “preference amount” equal to $190 million in the aggregate, which amount may increase by up to an additional $10 million if the aggregate gross proceeds of the Company’s asset sales subsequent to July 1, 2018 exceeds $2.0 billion.  Notwithstanding the foregoing, the RVI Preferred Shares are entitled to receive dividends only when, as and if declared by the Company’s Board of Directors, and the Company’s ability to pay dividends is subject to any restrictions set forth in the terms of its indebtedness.  Upon payment to SITE Centers of aggregate dividends on the RVI Preferred Shares equaling the maximum preference amount of $200 million, the RVI Preferred Shares are required to be redeemed by the Company for $1.00 per share.

Subject to the terms of any of the Company’s indebtedness, and unless prohibited by Ohio law governing distributions to stockholders, the RVI Preferred Shares must be redeemed upon (i) the Company’s failure to maintain its status as a REIT, (ii) any failure by the Company to comply with the terms of the RVI Preferred Shares or (iii) the consummation of any transaction (including, without limitation, any merger or consolidation), the result of which is that the Company sells, assigns, transfers, conveys or otherwise disposes of all or substantially all of its properties or assets, in one or more related transactions, to any person or entity, or any person or entity, directly or indirectly, becomes the beneficial owner of 40% or more of the Company’s common shares, measured by voting power.  The RVI Preferred Shares also contain restrictions on the Company’s ability to invest in joint ventures, acquire assets or properties, develop or redevelop real estate or make loans or advances to third parties.

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

Common Shares

On July 1, 2018, the Company issued 18,465,165 common shares (Note 1).  The Company’s common shares have a $0.10 per share par value.  In December 2018, the Company declared a 2018 dividend on its common shares of $1.30 per share that was paid in a combination of cash and the Company’s common shares, subject to a Puerto Rico withholding tax of 10%.  The aggregate amount of cash paid to shareholders was limited to 20% of the total dividend paid.  In connection with the 2018 dividend, in January 2019, the Company issued 578,233 common shares, based on the volume-weighted average trading price of $29.8547 per share, and paid $4.3 million in cash.

9.	Commitments and Contingencies

Hurricane Loss

In 2017, Hurricane Maria made landfall in Puerto Rico.  At December 31, 2018, the Company owned 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA.  One of the 12 assets (Plaza Palma Real, consisting of approximately 0.4 million of Company-owned GLA) was severely damaged. At December 31, 2018, three anchor tenants and a few other tenants totaling 0.2 million square feet were open for business approximating 52% of Plaza Palma Real’s Company-owned GLA.  The other 11 assets sustained varying degrees of damage, consisting primarily of roof and HVAC system damage and water intrusion. Although some of the tenant spaces remain untenantable, a majority of the Company’s leased space that was open prior to the storm was open for business by December 31, 2018.

The Company has engaged various consultants to assist with the damage scoping assessment.  The Company continues to work with its consultants to finalize the scope and schedule of work to be performed.  Restoration work is underway at all of the shopping centers, including Plaza Palma Real.  The Company anticipates that the repair and restoration work will be substantially complete by the end of 2019 with certain interior work being completed in 2020.  The timing and schedule of additional repair work to be completed are highly dependent upon any changes in the scope of work, the availability of building materials, supplies and skilled labor and the timing and amount of proceeds recovered under the Company’s insurance claims.

The Company maintains insurance on its assets in Puerto Rico with policy limits of approximately $330 million for both property damage and business interruption.  The Company’s insurance policies are subject to various terms and conditions, including a combined property damage and business interruption deductible of approximately $6.0 million.  The Company expects that its insurance for property damage and business interruption claims will include the costs to clean up, repair and rebuild the properties, as well as lost revenue.  Certain continental U.S.-based anchor tenants maintain their own property insurance on their Company-owned premises and are expected to make the required repairs to their stores.  The Company is unable to estimate the impact of potential increased costs associated with resource constraints in Puerto Rico relating to building materials, supplies and labor.  The Company believes it maintains adequate insurance coverage on each of its properties and is in active communication with the insurer with respect to the resolution of its claims.  The insurer has reserved its rights with respect to certain aspects of coverage, and it is possible that the Company’s cost to repair the damages sustained may substantially exceed the amount the Company is ultimately able to recover from the insurer.

As of December 31, 2018, the estimated net book value of the property written off for damage to the Company’s Puerto Rico assets was $78.8 million.  However, the Company continues to assess the impact of the hurricane on its properties, and the final net book value write-offs could vary significantly from this estimate.  Any changes to this estimate will be recorded in the periods in which they are determined.

The Company’s Property Insurance Receivable was $29.4 million at December 31, 2018, which represents estimated insurance recoveries related to the net book value of the property damage written off, as well as other expenses, as the Company believes it is probable that the insurance recovery, net of the deductible, will exceed the net book value of the damaged property.  This receivable reflects payments aggregating $50.2 million made by the insurer through December 31, 2018.  The outstanding receivable is recorded as Property Insurance Receivable on the Company’s consolidated balance sheet as of December 31, 2018.  The Company received $20.0 million for the period from July 1, 2018 to December 31, 2018 and $20.2 million for the period from January 1, 2018 to June 30, 2018 toward its property insurance claim.

The Company’s business interruption insurance covers lost revenue through the period of property restoration and for up to 365 days following completion of restoration.  For the period from July 1, 2018 to December 31, 2018 and the period from January 1, 2018 to June 30, 2018, rental revenues of $4.3 million and $6.6 million, respectively, were not recorded because of lost tenant revenue attributable to Hurricane Maria that has been partially defrayed by insurance proceeds.  The Company will record revenue for covered business interruption in the period it determines that it is probable it will be compensated and all the applicable contingencies with the insurance company have been resolved.  This income recognition criteria will likely result in business interruption insurance proceeds being recorded in a period subsequent to the period that the Company experiences lost revenue from the damaged properties.  For the period from July 1, 2018 to December 31, 2018 and the period from January 1, 2018 to June 30, 2018, the Company received insurance proceeds of approximately $4.4 million and $5.1 million, respectively, related to business interruption claims, which is recorded on the Company’s combined and consolidated statements of operations as Business Interruption Income.

Pursuant to the terms of the Separation and Distribution Agreement in connection with the separation from SITE Centers, SITE Centers will be entitled to property damage insurance claim proceeds for unreimbursed restoration costs incurred through June 30, 2018, as well as business interruption losses for the same period.  Business interruption proceeds will continue to be recorded to revenue in the period that it is determined that SITE Centers will be compensated and all applicable contingencies with the insurer have been resolved.

Legal Matters

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

Commitments and Guaranties

The Company has entered into agreements with general contractors related to its shopping centers aggregating commitments of approximately $19.2 million as of December 31, 2018.

Leases

The Company is engaged in the operation of shopping centers that are either owned or, with respect to certain shopping centers, operated under long-term ground leases that expire at various dates through 2070, with renewal options.  Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms generally ranging from one month to 30 years and, in some cases, for annual rentals subject to upward adjustments based on operating expense levels, sales volume or contractual increases as defined in the lease agreements.

The scheduled future minimum rental revenues from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for such premises, and the scheduled minimum rental payments under the terms of all non-cancelable operating leases, principally ground leases, in which the Company is the lessee as of December 31, 2018, are as follows (in thousands):
Year	Minimum Rental Revenues	Minimum Rental Payments
2019	$169,109	$405
2020	143,736	414
2021	118,947	423
2022	92,495	433
2023	65,225	217
Thereafter	195,610	2,806
	$785,122	$4,698

10.	Impairment Charges

Impairment charges were recorded on assets based on the difference between the carrying value of the assets and the estimated fair market value of $6.4 million and $48.7 million for the period from July 1, 2018 to December 31, 2018 and the period from January 1, 2018 to June 30, 2018, respectively, and $267.1 million and $43.5 million, respectively, for the years ended December 31, 2017 and 2016.

The impairments recorded on 10 assets in 2018 primarily were triggered by indicative bids received and changes in market assumptions due to the disposition process.  The impairments recorded during the years ended December 31, 2017 and 2016, primarily were triggered by changes in asset hold-period assumptions and/or expected future cash flows in conjunction with the Company’s change in executive management team and strategic direction.

Items Measured at Fair Value on a Non-Recurring Basis

The valuation of impaired real estate assets and investments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each asset, as well as the income capitalization approach considering prevailing market capitalization rates, analysis of recent comparable sales transactions, actual sales negotiations and bona fide purchase offers received from third parties.  In general, the Company considers multiple valuation techniques when measuring fair value of real estate.  However, in certain circumstances, a single valuation technique may be appropriate.

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

The following table presents information about the Company’s impairment charges on nonfinancial assets that were measured on a fair value basis for the period from July 1, 2018 to December 31, 2018.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
Long-lived assets held and used
December 31, 2018	$—	$—	$75.6	$75.6	$6.4

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range
Description	December 31, 2018	Valuation Technique	Unobservable Inputs	2018
Impairment of consolidated assets	$56.2	Indicative Bid(A)	Indicative Bid(A)	N/A
	19.4	Income Capitalization Approach	Market Capitalization Rate	8.7%
(A)

Fair value measurements based upon indicative bids were developed by third-party sources (including offers and comparable sales values), subject to SITE Centers’ corroboration for reasonableness.  The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated values.

The following table presents information about the RVI Predecessor’s impairment charges on nonfinancial assets that were measured on a fair value basis for the period from January 1, 2018 to June 30, 2018 and for the years ended December 31, 2017 and 2016.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company or SITE Centers to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
Long-lived assets held and used
June 30, 2018	$—	$—	$403.4	$403.4	$48.7
Long-lived assets held and used
December 31, 2017	—	—	1,247.6	1,247.6	267.1
Long-lived assets held and used
December 31, 2016	—	—	214.0	214.0	43.5

The following table presents quantitative information about the significant unobservable inputs used by the Company or SITE Centers’ management to determine the fair value of non-recurring items (in millions):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at				Range
Description	June 30, 2018	December 31, 2017	Valuation Technique	Unobservable Inputs	2018	2017
Impairment of combined assets	$162.4	N/A	Indicative Bid(A)	Indicative Bid(A)	N/A	N/A
	241.0	$748.7	Income Capitalization Approach/ Sales Comparison Approach	Market Capitalization Rate	7.4%–9.3%	6.24%–9.0%
	N/A	498.9	Discounted Cash Flow	Discount Rate	N/A	7.75%–9.5%
				Terminal Capitalization Rate(B)		7.56%–21.39%
(A)

Fair value measurements based upon indicative bids were developed by third-party sources (including offers and comparable sales values), subject to SITE Centers’ corroboration for reasonableness.  The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated fair values.

(B)	Weighted-average rate of 9.0%.
11.	Transactions with SITE Centers

The following table presents fees and other amounts charged by SITE Centers (in thousands):

	For the Period from	For the Period from	For the Year Ended
	July 1, 2018 to	January 1, 2018 to	December 31,
	December 31, 2018	June 30, 2018	2017	2016
	The Company	RVI Predecessor
Management fees(A)	$6,538	$6,819	$13,135	$13,468
Asset management fees (B)	6,537	—	—	—
Leasing commissions(C)	1,085	982	—	—
Insurance premiums(D)	—	2,084	4,007	4,033
Maintenance services and other(E)	809	1,085	2,397	2,216
Disposition fees(F)	2,959	1,058	—	—
Guaranty fees(G)	60	—	—	—
Legal fees(H)	336	—	—	—
	$18,324	$12,028	$19,539	$19,717
(A)

Beginning on July 1, 2018, property management fees are generally calculated based on a percentage of tenant cash receipts collected during the three months immediately preceding the most recent June 30 or December 31.  Prior to the spin-off, calculated pursuant to the respective management agreements.

(B)	Asset management fees are generally calculated at 0.5% per annum of the gross asset value as determined on the immediately preceding June 30 or December 31.
(C)	Leasing commissions represent fees charged for the execution of the leasing of retail space. Leasing commissions are included within Real Estate Assets on the combined and consolidated balance sheets.
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
(G)

For periods after July 1, 2018, the credit facility guaranty fee equals 0.20% per annum of the annual aggregate commitments under the Revolving Credit Agreement plus an amount equal to 5.0% per annum times the average aggregate daily principal amount of loans plus the aggregate stated average daily amount of letters of credit outstanding under the Revolving Credit Agreement (Note 5). Credit facility guaranty fees are included within Interest Expense on the consolidated statements of operations.
(H)	Legal fees charged for collection activity, negotiating and reviewing tenant leases and contracts for asset dispositions.

As of December 31, 2018 and 2017, the Company had amounts payable to SITE Centers of $34.0 million and $0.2 million, respectively.  The amounts are included as Payables to SITE Centers on the combined and consolidated balance sheets and in 2018 primarily represent amounts owed to SITE Centers for restricted cash escrows held by the mortgage lender at the time of the Company’s separation from SITE Centers and in 2017 represent services and fees discussed above.

Net Transactions with SITE Centers shown in the combined and consolidated statements of equity include contributions from, and distributions to, SITE Centers that are the result of treasury activities and net funding provided by or distributed to SITE Centers prior to the separation from SITE Centers, in addition to the indirect costs and expenses allocated to RVI Predecessor by SITE Centers as described in Note 2.

12.Earnings Per Share

The following table provides a reconciliation of net income from continuing operations and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts).

For the Period from
July 1, 2018 to
December 31, 2018
Numerators – Basic and Diluted
Net income attributable to common shareholders after allocation to participating securities	$8,852
Denominators – Number of Shares
Basic and Diluted—Average shares outstanding	18,464
Income Per Share:
Basic and Diluted	$0.48

Basic average shares outstanding do not include 33,000 restricted share units issued to outside directors in consideration for their compensation that were not vested at December 31, 2018.

13. Income Taxes

The Company intends to elect to be treated as a REIT under the Code, commencing with the taxable year ending December 31, 2018, and intends to maintain its status as a REIT for U.S. federal income tax purposes in future periods.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its taxable income to its shareholders.  It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status.  As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes to its shareholders.

If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain foreign, state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income.  In addition, the Company has a TRS that is subject to federal, state and local income taxes on any taxable income generated from its operational activity.

In order to maintain its REIT status, the Company must meet certain income tests to ensure that its gross income consists of passive income and not income from the active conduct of a trade or business.  The Company utilizes its TRS to hold properties that may be subject to short-term sales that would otherwise be subject to the prohibited transaction tax.

On August 22, 2018, the Puerto Rico Department of Treasury (“PR Treasury”) approved a closing agreement that transferred to the Company a certain closing agreement previously entered into between SITE Centers and PR Treasury (the “Closing Agreement”).  In general, pursuant to the Closing Agreement the Company will be exempt from Puerto Rico income taxes so long as it qualifies as a REIT in the U.S. and distributes at least 90% of its Puerto Rico net taxable income to its shareholders every year. Distributions of Puerto Rico sourced net taxable income to Company shareholders will be subject to a 10% Puerto Rico withholding tax.

The tax cost basis of assets was $2.9 billion and $3.3 billion at December 31, 2018 and 2017, respectively.  For the year ended December 31, 2018, the Company recorded a net tax payment that was not material.  No income tax was recorded prior the spin-off as the entity was not legally formed and decisions regarding which properties would be contributed to the TRS had not been finalized and were not considered factually supportable.

The following represents the activity of the Company’s TRS (in thousands):

For the Period from
July 1, 2018 to
December 31, 2018
Book income loss before income taxes	$(1,278)
Current	$—
Deferred	—
Total income tax expense	$—

The differences between total income tax expense and the amount computed by applying the statutory income tax rate to income before taxes with respect to the Company’s TRS activity were as follows (in thousands):

For the Period from
July 1, 2018 to
TRS	December 31, 2018
Statutory Rate	21%
Statutory rate applied to pre-tax income	$(268)
Valuation allowance increase July 1, 2018 to December 31, 2018	579
Other	(311)
Total expense	$—
Effective tax rate	0%

Deferred tax assets and liabilities of the Company’s TRS were as follows (in thousands):

December 31,
2018
Deferred tax assets(A)	$44,195
Deferred tax liabilities	(1,328)
Valuation allowance	(42,867)
Net deferred tax asset	$—
(A)	Primarily attributable to net operating losses of $6.4 million and book/taxes differences in the basis of assets contributed on July 1, 2018, of $34.4 million.

Reconciliation of GAAP net income attributable to RVI to taxable loss is as follows (in thousands):

For the Period from
July 1, 2018 to
December 31, 2018
GAAP net income attributable to RVI	$8,852
Plus: Book depreciation and amortization	30,592
Less: Tax depreciation and amortization	(23,086)
Book/tax differences on losses from capital transactions	(46,128)
Deferred income	1,039
TRS Equity Investment	1,226
Miscellaneous book/tax differences, net	2,361
Taxable loss subject to the 90% dividend requirement	$(25,144)

14.Segment Information

The Company has two reportable operating segments: continental U.S. and Puerto Rico.  The table below presents information about the Company’s reportable operating segments (in thousands):

	For the Period from July 1, 2018 to December 31, 2018
	Continental U.S.	Puerto Rico	Other	Total
The Company
Lease revenue and other property revenue	$85,349	$51,998		$137,347
Rental operation expenses	(25,049)	(14,203)		(39,252)
Net operating income	60,300	37,795		98,095
Impairment charges			$(6,390)	(6,390)
Depreciation and amortization			(42,471)	(42,471)
Unallocated expenses(A)			(56,678)	(56,678)
Hurricane property loss, net		(366)		(366)
Gain on disposition of real estate, net	16,813			16,813
Income before tax expense				$9,003
As of December 31, 2018:
Total gross real estate assets	$1,419,710	$1,031,728		$2,451,438

	For the Period from January 1, 2018 to June 30, 2018
	Continental U.S.	Puerto Rico	Other	Total
RVI Predecessor
Lease revenue and other property revenue	$103,264	$51,970		$155,234
Rental operation expenses	(30,228)	(13,951)		(44,179)
Net operating income	73,036	38,019		111,055
Impairment charges			$(48,680)	(48,680)
Depreciation and amortization			(50,144)	(50,144)
Unallocated expenses(A)			(194,405)	(194,405)
Hurricane property loss, net		(868)		(868)
Gain on disposition of real estate, net	13,096			13,096
Loss before tax expense				$(169,946)

	For the Year Ended December 31, 2017
	Continental U.S.	Puerto Rico	Other	Total
RVI Predecessor
Lease revenue and other property revenue	$218,330	$104,549		$322,879
Rental operation expenses	(61,186)	(28,223)		(89,409)
Net operating income	157,144	76,326		233,470
Impairment charges			$(267,064)	(267,064)
Depreciation and amortization			(118,739)	(118,739)
Unallocated expenses(A)			(123,275)	(123,275)
Hurricane property and impairment loss, net		(5,930)		(5,930)
Gain on disposition of real estate, net	351			351
Loss before tax expense				$(281,187)
As of December 31, 2017:
Total gross real estate assets	$1,870,562	$979,311		$2,849,873

	For the Year Ended December 31, 2016
	Continental U.S.	Puerto Rico	Other	Total
RVI Predecessor
Lease revenue and other property revenue	$201,043	$115,015		$316,058
Rental operation expenses	(58,140)	(27,831)		(85,971)
Net operating income	142,903	87,184		230,087
Impairment charges			$(43,477)	(43,477)
Depreciation and amortization			(121,760)	(121,760)
Unallocated expenses(A)			(124,406)	(124,406)
Gain on disposition of real estate, net	1,298			1,298
Loss before tax expense				$(58,258)
As of December 31, 2016:
Total gross real estate assets	$1,981,014	$1,238,526		$3,219,540
(A)

Unallocated expenses consist of Property and Asset Management Fees, General and Administrative Expenses, Interest Expense and Other Expenses as listed in the Company’s combined and consolidated statements of operations.

15.Subsequent Events

Asset Sales

From January 1, 2019 to March 5, 2019, the Company sold two shopping centers and two outparcels for $78.8 million.  Net proceeds were primarily used to repay mortgage debt outstanding.

Restricted cash of $27.0 million generated from asset sales in December 2018 was used to repay mortgage debt in January 2019.

Dividends

The Company paid its fourth quarter 2018 common share dividend of $1.30 per share on January 25, 2019, in a combination of cash and the Company’s common shares (Note 8).

16.Quarterly Results of Operations (Unaudited)

The following table sets forth the quarterly results of operations for the years ended December 31, 2018 and 2017 (in thousands, except per share amounts):

	2018					2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	RVI Predecessor		The Company			RVI Predecessor
Revenues	$76,260	$78,974	$69,655	$67,692		$81,555	$81,216	$84,743	$75,365
Net (loss) income	(144,317)	(29,839)	5,953	2,899	(A)	(12,922)	(975)	(11,364)	(267,192)	(A)
Basic and diluted:
Net income	N/A	N/A	$0.32	$0.15		N/A	N/A	N/A	N/A
Weighted-average number of shares	N/A	N/A	18,464	18,464		N/A	N/A	N/A	N/A
(A)	Included impairments of $2.0 million and $258.4 million for the three months ended December 31, 2018 and 2017, respectively.

SCHEDULE II

Retail Value Inc.

Valuation and Qualifying Accounts and Reserves

For the Periods July 1, 2018 to December 31, 2018,

January 1, 2018 to June 30, 2018

and For the Years Ended December 31, 2017 and 2016

(In thousands)

	Balance at Beginning of Period	Charged to Expense	Deductions	Balance at End of Period
The Company
Period July 1, 2018 to December 31, 2018
Allowance for uncollectible accounts(A)	$13,461	$357	$(669)	$14,487
Valuation allowance for deferred and prepaid tax assets(B)	$42,288	$—	$(579)	$42,867
RVI Predecessor
Period January 1, 2018 to June 30, 2018
Allowance for uncollectible accounts(A)	$13,141	$(820)	$(1,140)	$13,461
Valuation allowance for deferred and prepaid tax assets(C)	$11,254	$3,991	$15,245	$—
Year ended December 31, 2017
Allowance for uncollectible accounts(A)	$5,164	$8,678	$701	$13,141
Valuation allowance for deferred tax assets(C)	$460	$10,794	$—	$11,254
Year ended December 31, 2016
Allowance for uncollectible accounts(A)	$4,428	$1,727	$991	$5,164
Valuation allowance for deferred tax assets	$—	$460	$—	$460
(A)	Includes allowances on accounts receivable and straight-line rents.
(B)	Balance at beginning of period includes an opening balance sheet adjustment that was established on July 1, 2018.
(C)	Amounts charged to expense are discussed further in Note 13.

SCHEDULE III

Retail Value Inc.

Real Estate and Accumulated Depreciation

December 31, 2018

(In thousands)

								Total Cost,
	Initial Cost			Total Cost(2)				Net of
		Buildings &			Buildings &		Accumulated	Accumulated
Locations(1)	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation(2)	Depreciation
Tucson, AZ(3)	$18,341	$93,988	$—	$18,341	$94,244	$112,585	$21,646	$90,939
Homestead, FL(3)	21,167	52,884	—	21,167	56,101	77,268	17,601	59,667
Orlando, FL(3)	23,082	45,170	—	21,444	42,699	64,143	4,875	59,268
Spring Hill, FL(3)	2,096	12,607	—	2,096	12,594	14,690	9,513	5,177
Newnan, GA(3)	2,651	15,940	—	2,651	15,914	18,565	6,827	11,738
Grand Rapids, MI(3)	3,380	26,990	—	3,380	27,025	30,405	17,133	13,272
Coon Rapids, MN(3)	21,366	100,622	—	21,366	100,617	121,983	20,265	101,718
Maple Grove, MN(3)	8,917	27,332	—	8,917	27,479	36,396	7,074	29,322
St. Paul, MN(3)	7,150	23,124	—	7,150	23,124	30,274	6,700	23,574
Gulfport, MS(3)	-	57,848	—	-	58,497	58,497	28,651	29,846
Tupelo, MS(3)	2,213	20,822	—	2,213	21,057	23,270	14,314	8,956
Seabrook, NH(3)	8,076	35,150	—	8,076	35,163	43,239	7,936	35,303
Mays Landing, NJ(3)	45,353	114,262	—	45,353	115,971	161,324	55,725	105,599
Mays Landing, NJ(3)	31,396	58,637	—	31,396	58,395	89,791	29,638	60,153
Apex, NC(3)	10,521	56,325	—	10,521	56,351	66,872	22,092	44,780
North Olmsted, OH(3)	24,352	64,357	—	24,352	64,672	89,024	17,585	71,439
Solon, OH(3)	6,220	27,376	—	6,220	27,392	33,612	16,428	17,184
Erie, PA(3)	10,378	73,756	—	10,378	72,602	82,980	37,458	45,522
Jenkintown, PA(3)	4,705	25,045	—	4,705	25,045	29,750	4,412	25,338
Columbia, SC(3)	2,710	37,743	—	2,710	37,902	40,612	8,213	32,399
Hendersonville, TN(3)	3,249	9,123	—	3,249	9,123	12,372	4,714	7,658
Houston, TX(3)	12,281	50,956	—	12,281	50,837	63,118	7,767	55,351
Mesquite, TX(3)	6,325	23,251	—	6,325	23,251	29,576	4,693	24,883
Brookfield, WI(3)	4,791	22,040	—	4,240	20,602	24,842	6,614	18,228
Brown Deer, WI(3)	8,465	38,320	—	8,465	38,320	46,785	11,245	35,540
West Allis, WI(3)	1,703	12,796	—	1,703	13,217	14,920	6,238	8,682
Arecibo, PR	2,890	13,713	—	2,890	14,689	17,579	9,996	7,583
Bayamon, PR	110,823	172,962	—	110,823	175,780	286,603	76,185	210,418
Bayamon, PR	69,217	97,705	—	69,217	101,374	170,591	47,074	123,517
Carolina, PR	28,601	70,620	—	28,601	72,551	101,152	32,392	68,760

SCHEDULE III

Retail Value Inc.

Real Estate and Accumulated Depreciation

December 31, 2018

(In thousands)

									Total Cost,
	Initial Cost			Total Cost(2)					Net of
		Buildings &			Buildings &			Accumulated	Accumulated
Locations(1)	Land	Improvements	Improvements	Land	Improvements		Total	Depreciation(2)	Depreciation
Cayey, PR	18,538	25,887	—	18,538	25,916		44,454	11,409	33,045
Fajardo, PR	4,376	43,366	—	4,376	45,514		49,890	17,189	32,701
Guayama, PR	1,311	13,505	—	1,311	14,841		16,152	7,315	8,837
Hatillo, PR	60,527	95,829	—	60,527	104,951		165,478	56,102	109,376
Humacao, PR	16,386	36,295	—	16,386	48,858		65,244	17,147	48,097
Isabela, PR	8,236	39,264	—	8,236	40,062		48,298	17,723	30,575
Isabela, PR (Land)	2,000	-	—	2,000	-		2,000	-	2,000
Rio Piedras, PR	7,392	19,553	—	7,392	20,567		27,959	10,769	17,190
Vega Baja, PR	3,831	8,717	—	3,831	8,993		12,824	5,576	7,248
Construction in progress	-	26,321	—	-	26,321		26,321	167	26,154

	$625,016	$1,790,201	$—	$622,827	$1,828,611	(4)	$2,451,438	$704,401	$1,747,037

(1)	Company formed on July 1, 2018 in connection with the spin-off from SITE Centers
(2)	The Aggregate Cost for Federal Income Tax purposes was approximately $2.9 billion at December 31, 2018.
(3)	Pledged as collateral under the mortgage loan as well as the equity of the Company's subsidiaries that own the 12 Puerto Rico properties.
(4)	Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets as follows:
	Buildings	Useful lives, 20 to 31.5 years
	Building improvements and fixtures	Useful lives, ranging from 5 to 20 years
	Tenant improvements	Shorter of economic life or lease terms

SCHEDULE III

The changes in Total Real Estate Assets are as follows (in thousands):

	For the Period from	For the Period from
	July 1, 2018 to	January 1, 2018 to	For the Year Ended December 31,
	December 31, 2018	June 30, 2018	2017	2016
	The Company	RVI Predecessor
Balance at beginning of period	$2,720,044	$2,849,873	$3,219,540	$3,104,830
Acquisitions	—	—	8,585	130,512
Developments, improvements and expansions	51,052	29,865	20,112	32,056
Adjustments of property carrying values	(6,390)	(48,680)	(272,164)	(43,477)
Disposals	(313,268)	(111,014)	(126,200)	(4,381)
Balance at end of period	$2,451,438	$2,720,044	$2,849,873	$3,219,540

The changes in Accumulated Depreciation and Amortization are as follows (in thousands):

	For the Period from	For the Period from
	July 1, 2018 to	January 1, 2018 to	For the Year Ended December 31,
	December 31, 2018	June 30, 2018	2017	2016
	The Company	RVI Predecessor
Balance at beginning of period	$720,103	$699,288	$661,891	$572,168
Depreciation for the period	36,915	40,733	94,121	95,800
Disposals	(52,617)	(19,918)	(56,724)	(6,077)
Balance at end of period	$704,401	$720,103	$699,288	$661,891

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Retail Value Inc.

	By:	/s/ David R. Lukes
David R. Lukes, Chief Executive Officer, President & Director

Date: March 5, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 5th day of March, 2019.

/s/ David R. Lukes	Chief Executive Officer, President & Director
David R. Lukes	(Principal Executive Officer)

/s/ Matthew L. Ostrower	Executive Vice President, Chief Financial Officer, Treasurer & Director
Matthew L. Ostrower	(Principal Financial Officer)

/s/ Christa A. Vesy	Executive Vice President & Chief Accounting Officer
Christa A. Vesy	(Principal Accounting Officer)

/s/ Gary N. Boston	Director
Gary N. Boston

/s/ Henrie W. Koetter	Director
Henrie W. Koetter

/s/ Scott D. Roulston	Director
Scott D. Roulston

/s/ Barry A. Sholem	Director
Barry A. Sholem