Form 10-Q
period 2019-03-31
Retail Value Inc.
filed 2019-05-08
CIK 1735184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-38517

RETAIL VALUE INC.

(Exact name of registrant as specified in its charter)

Ohio	82-4182996
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

   3300 Enterprise Parkway

          Beachwood, OH 44122

(Address of principal executive offices)                (Zip Code)

Registrant’s telephone number, including area code:   (216) 755-5500

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, Par Value $0.10 Per Share	RVI	New York Stock Exchange

As of May 1, 2019, the registrant had 19,043,024 shares of common stock, $0.10 par value per share, outstanding.

Retail Value Inc.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2019

Retail Value Inc.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share amounts)

	March 31, 2019	December 31, 2018
Assets
Land	$588,801	$622,827
Buildings	1,554,766	1,629,862
Fixtures and tenant improvements	172,192	172,679
	2,315,759	2,425,368
Less: Accumulated depreciation	(705,058)	(704,401)
	1,610,701	1,720,967
Construction in progress	45,411	26,070
Total real estate assets, net	1,656,112	1,747,037
Cash and cash equivalents	37,560	44,565
Restricted cash	71,556	66,634
Accounts receivable	28,546	31,426
Property insurance receivable	15,953	29,422
Other assets, net	33,417	43,560
	$1,843,144	$1,962,644
Liabilities and Equity
Mortgage indebtedness, net	$873,663	$967,569
Payable to SITE Centers	34,070	33,985
Accounts payable and other liabilities	65,252	84,832
Dividends payable	—	24,005
Total liabilities	972,985	1,110,391
Commitments and contingencies (Note 9)
Redeemable preferred equity	190,000	190,000
Retail Value Inc. shareholders' equity
Common shares, with par value, $0.10 stated value; 200,000,000 shares authorized; 19,043,403 and 18,465,165 shares issued at March 31, 2019 and December 31, 2018, respectively	1,904	1,846
Additional paid-in capital	692,771	675,566
Accumulated distributions in excess of net loss	(14,507)	(15,153)
Less: Common shares in treasury at cost: 364 and 267 shares at March 31, 2019 and December 31, 2018, respectively	(9)	(6)
Total equity	680,159	662,253
	$1,843,144	$1,962,644

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

Retail Value Inc.

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2019	2018
	The Company	RVI Predecessor
Revenues from operations:
Rental income	$61,570	$74,065
Other income	41	195
Business interruption income	—	2,000
	61,611	76,260
Rental operation expenses:
Operating and maintenance	10,502	12,008
Real estate taxes	7,510	9,894
Property and asset management fees	5,816	3,357
Impairment charges	6,090	33,620
Hurricane property loss	183	750
General and administrative	885	3,154
Depreciation and amortization	19,355	26,072
	50,341	88,855
Other income (expense):
Interest expense	(13,974)	(19,440)
Debt extinguishment costs	(14,482)	(107,066)
Transaction costs	(18)	(5,085)
Other expense, net	(850)	(3)
Gain on disposition of real estate, net	18,219	—
	(11,105)	(131,594)
Income (loss) before tax expense	165	(144,189)
Tax expense	(175)	(128)
Net loss	$(10)	$(144,317)
Comprehensive loss	$(10)	$(144,317)

Per share data:
Basic and diluted	$0.00	N/A

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

Retail Value Inc.

COMBINED AND CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands)

	RVI Predecessor Equity	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Loss	Treasury Stock at Cost	Total
RVI Predecessor
Balance, December 31, 2017	$1,090,464	$—	$—	$—	$—	$1,090,464
Net transactions with SITE Centers	(27,031)	—	—	—	—	(27,031)
Net loss	(144,317)	—	—	—	—	(144,317)
Balance, March 31, 2018	$919,116	$—	$—	$—	$—	$919,116

The Company
Balance as of December 31, 2018	$—	$1,846	$675,566	$(15,153)	$(6)	$662,253
Issuance of common shares	—	58	17,205	—	—	17,263
Net settle of common shares	—	—	—	—	(3)	(3)
Adoption of ASC Topic 842 (Leases)	—	—	—	700	—	700
Dividends declared	—	—	—	(44)	—	(44)
Net loss	—	—	—	(10)	—	(10)
Balance, March 31, 2019	$—	$1,904	$692,771	$(14,507)	$(9)	$680,159

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

Retail Value Inc.

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
	The Company	RVI Predecessor
Cash flow from operating activities:
Net loss	$(10)	$(144,317)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Depreciation and amortization	19,355	26,072
Amortization and write-off of above- and below- market leases, net	(346)	(614)
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	6,635	11,399
Gain on disposition of real estate, net	(18,219)	—
Impairment charges	6,090	33,620
Loss on debt extinguishment	88	96,664
Interest rate hedging activities	1,152	(4,833)
Net change in accounts receivable	1,764	92
Net change in accounts payable and other liabilities	(6,343)	(7,545)
Net change in other operating assets	1,361	(8,001)
Total adjustments	11,537	146,854
Net cash flow provided by operating activities	11,527	2,537
Cash flow from investing activities:
Real estate improvements to operating real estate	(25,881)	(7,173)
Proceeds from disposition of real estate	105,851	—
Hurricane property insurance advance proceeds	13,750	—
Net repayments to SITE Centers	(3)	—
Net cash flow provided by (used for) investing activities	93,717	(7,173)
Cash flow from financing activities:
Repayment of Parent Company unsecured debt	—	(899,880)
Proceeds from mortgage debt	900,000	1,350,000
Repayment of mortgage debt	(988,697)	(342,220)
Payment of debt issuance costs	(11,889)	(32,379)
Net transactions with SITE Centers	—	(27,451)
Dividends paid	(6,741)	—
Net cash flow (used for) provided by financing activities	(107,327)	48,070

Net (decrease) increase in cash, cash equivalents and restricted cash	(2,083)	43,434
Cash, cash equivalents and restricted cash, beginning of period	111,199	8,318
Cash, cash equivalents and restricted cash, end of period	$109,116	$51,752

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

Notes to Combined and Consolidated Financial Statements

1.	Nature of Business

On July 1, 2018, SITE Centers Corp., formerly known as DDR Corp. (“SITE Centers” or the “Manager”), completed the separation of Retail Value Inc., an Ohio corporation formed in December 2017 that owned and operated a portfolio of 48 real estate assets at the time of the separation that included 36 continental U.S. assets and 12 Puerto Rico assets (collectively, “RVI” the “RVI Predecessor” or the “Company”), into an independent public company.  At March 31, 2019, RVI owned 35 properties that included 23 continental U.S. assets and 12 Puerto Rico assets comprising 13 million square feet of gross leasable area (“GLA”) and located in 14 states and Puerto Rico.

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

RVI Predecessor

For periods prior to July 1, 2018, the accompanying historical condensed combined financial statements and related notes of the Company do not represent the statement of operations and cash flows of a legal entity, but rather a combination of entities under common control that have been “carved-out” of SITE Centers’ consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  All inter-company transactions and balances have been eliminated in combination.  The preparation of these combined financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the combined financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

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

For periods prior to July 1, 2018, the combined financial statements include certain direct costs historically paid by the properties but contracted through SITE Centers, including but not limited to, management fees, insurance, compensation costs and out-of-pocket expenses directly related to the management of the properties (Note 11).  Further, the combined financial statements include an allocation of indirect costs and expenses incurred by SITE Centers related to the Company, primarily consisting of compensation and other general and administrative costs that have been allocated using the relative percentage of property revenue of the Company and SITE Centers’ management’s knowledge of the Company.  In addition, the combined financial statements include an allocation of interest expense on SITE Centers’ unsecured debt, excluding debt that is specifically attributable to the Company; interest expense was allocated by calculating the unencumbered net assets of each property held by the Company as a percentage of SITE Centers’ total consolidated unencumbered net assets and multiplying that percentage by the interest expense on SITE Centers unsecured debt.  The amounts allocated in the accompanying combined financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had the RVI Predecessor been a separate independent entity.  SITE Centers believes the assumptions underlying SITE Centers’ allocation of indirect expenses are reasonable.

3.	Summary of Significant Accounting Policies

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the year.  Actual results could differ from those estimates.

Reclassifications

Certain amounts in prior periods have been reclassified in order to conform with the current period’s presentation.  The Company reclassified $2.7 million of contractual lease payments from Other Income to Rental Income within total revenues on its combined statement of operations for the three months ended March 31, 2018, in connection with the adoption of Accounting Standards Update (“ASU”) No. 2016-02—Leases, as amended (“Topic 842”), as discussed below.

Rental Income

Rental Income on the combined and consolidated statements of operations includes contractual lease payments that generally include the following:

•

Fixed lease payments, which include fixed payments associated with expense reimbursements from tenants for common area maintenance, taxes and insurance from tenants in shopping centers, are recognized on a straight-line basis over the non-cancelable term of the lease, which generally ranges from one month to 30 years, and include the effects of applicable rent steps and abatements.

•

Variable lease payments, which include percentage and overage income, which are recognized after a tenant’s reported sales have exceeded the applicable sales breakpoint set forth in the applicable lease.

•

Variable lease payments associated with expense reimbursements from tenants for common area maintenance, taxes, insurance and other property operating expenses, based upon the tenant’s lease provisions, which are recognized in the period the related expenses are incurred.

•	Lease termination payments, which are recognized upon the effective termination of a tenant’s lease when the Company has no further obligations under the lease.
•	Ancillary and other property-related rental payments, primarily composed of leasing vacant space to temporary tenants, kiosk income, and parking income, which are recognized in the period earned.

Upon adoption of Topic 842, Rental Income for the periods beginning on or after January 1, 2019, has been reduced for amounts the Company believes are not probable of being collected.  Rental income is recognized on a straight-line basis over the lease term. Rental income is not recognized when collection is not reasonably assured as the customer is placed on non-accrual status and rental income is recognized as cash payments are received.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Three Months
	Ended March 31,
	2019	2018
	The Company	RVI Predecessor
Accounts payable related to construction in progress	$14.3	$5.4
Stock dividends	17.2	—
Receivable and reduction of real estate assets, net - related to hurricane	—	4.6

New Accounting Standard Adopted

Accounting for Leases

The Company adopted Topic 842 as of January 1, 2019, using the modified retrospective approach by applying the transition provisions at the beginning of the period of adoption.  The Company elected the following practical expedients permitted under the transition guidance within the new standard:

•	The package of practical expedients which among other things, allowed the Company to carry forward the historical lease classification;
•	Land easements, allowing the Company to carry forward the accounting treatment for land easements on existing agreements and
•	To not separate lease and non-lease components for all leases and recording the combined component based on its predominant characteristics, as rental income or expense.

The Company did not adopt the practical expedient to use hindsight in determining the lease term.

The Company made the following accounting policy elections as a lessor in connection with the adoption:

•

To include operating lease liabilities in the asset group and include the associated operating lease payments in the undiscounted cash flows when considering recoverability of a long-lived asset group and

•

To exclude from lease payments taxes assessed by a governmental authority that are both imposed on and concurrent with lease revenue producing activity and collected by the lessor from the lessee (i.e., sales tax).

The adoption of the standard impacted the Company’s consolidated financial statements as follows:

•

The Company has ground lease agreements in which the Company is the lessee for land beneath all or a portion of the buildings at two shopping centers (Note 5), where the Company has recorded its rights and obligations under these leases as a right-of-use (“ROU”) asset and lease liability, which is included in Other Assets and Accounts Payable and Other Liabilities, respectively, in the consolidated balance sheet.  Previously, the Company accounted for these arrangements as operating leases. These leases will continue to be classified as operating leases due to the election of the package practical expedients.  The Company recorded ROU assets and lease liabilities of approximately $1.9 million and $3.0 million, respectively, as of March 31, 2019.  The difference between the ROU asset and lease liability is due to the straight-line rent balance that existed as of the date of application of the standard.

•

Previously, the Company included real estate taxes paid by a lessee directly to a third party in recoveries from tenants and real estate tax expense, on a gross basis.  Upon adoption of the standard, the Company no longer records these amounts in revenue or expense as the standard precludes the Company from recording payments made directly by the lessee. In addition, on January 1, 2019, the Company reversed $0.6 million of real estate taxes paid by certain major tenants previously reflected in Accounts Receivable and Accounts Payable and Other Liabilities on the Company’s consolidated balance sheet as of December 31, 2018.

•

The Company recorded an adjustment for the cumulative effect due to a change in accounting principal of $0.7 million in equity related to the change in its collectability assessment of operating lease receivables under Topic 842.

•

Upon adoption of the practical expedient with regards to not separating lease and non-lease components, where applicable, the Company has prospectively recorded, on a straight-line basis, lease payments associated with fixed expense reimbursements.

•	The adoption of this standard did not materially impact the Company’s consolidated net income or consolidated cash flows.

The adoption of the new standard also resulted in various presentation changes in the Company’s consolidated statements of operations.  The Company aggregated the following components of contractual lease payments into one line item referred to as Rental Income:  Minimum Rents, Percentage and Overage Rents, Recoveries from Tenants, Ancillary Income and Lease Termination Fees.  The prior period presentation was conformed to the current period presentation for comparability related to these revenue components.  In addition, effective January 1, 2019, the Company presents bad debt as a component of Rental Income within Revenues.  For prior periods, bad debt expense is included in Operating and Maintenance Expenses.  In addition, effective January 1, 2019, the Company no longer records real estate taxes paid by major tenants directly to the applicable governmental authority.  For prior periods, these amounts are included in Recoveries from Tenants and Real Estate Taxes.  All of the aforementioned presentation changes had no impact on consolidated net income or consolidated cash flows.

New Accounting Standard to Be Adopted

Accounting for Credit Losses

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued an amendment on measurement of credit losses on financial assets held by a reporting entity at each reporting date (ASU 2016-13, Financial Instruments – Credit Losses).  The guidance requires the use of a new current expected credit loss ("CECL") model in estimating allowances for doubtful accounts with respect to accounts receivable, straight-line rents receivable and notes receivable.  The CECL model requires that the Company estimate its lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the estimated net amounts expected to be collected.  This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2019.  In November 2018, the FASB issued ASU 2018-19 to clarify that operating lease receivables recorded by lessors are explicitly excluded from the scope of Topic 326.  The Company is in the process of evaluating the impact of this guidance.

4.	Other Assets and Intangibles

Other Assets, Net on the Company’s consolidated balance sheets consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Intangible assets:
In-place leases, net	$7,653	$11,926
Above-market leases, net	1,301	2,001
Lease origination costs, net	1,249	1,713
Tenant relations, net	12,278	16,242
Total intangible assets, net(A)	22,481	31,882
Operating lease ROU assets(B)	1,859	—
Other assets:
Prepaid expenses	8,713	10,011
Deposits	168	194
Deferred charges, net	136	179
Other assets(C)	60	1,294
Total other assets, net	$33,417	$43,560

Accounts payable and other liabilities:
Below-market leases, net(A)	$(21,502)	$(33,914)
(A)	In the event a tenant terminates its lease prior to the contractual expiration, the unamortized portion of the related intangible asset or liability is adjusted to reflect the updated lease term.
(B)	Operating lease ROU assets are discussed further in Notes 1 and 5.
(C)	Included $1.2 million fair value of an interest rate cap at December 31, 2018, which was terminated in March 2019.
5.	Leases

Lessee

The Company is engaged in the operation of shopping centers that are either owned or, with respect to certain shopping centers, operated under long-term ground leases that expire at various dates through 2033.  The Company determines if an arrangement is a lease at inception.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.  Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the term of the lease.  As most of the Company’s leases do not include an implicit rate, the Company used its incremental borrowing rate based on the information available at the commencement date of the standard in determining the present value of lease payments.  For each lease, the Company utilized a market-based approach to estimate the incremental borrowing rate (“IBRs”), which required significant judgment.  The Company estimated base IBRs based on an analysis of (i) yields on comparable companies, (ii) observable mortgage rates and (iii) unlevered property yields and discount rates.  The Company applied adjustments to the base IBRs to account for full collateralization and lease term.  Operating lease ROU assets also include any lease payments made.  The Company has options to extend certain of the ground leases; however, these options were not considered as part of the lease term when calculating the lease liability as they were not reasonably certain to be exercised.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Operating lease ROU assets and operating lease liabilities are in the Company’s consolidated balance sheets as follows (in thousands):

	Classification	March 31, 2019
Operating Lease ROU Assets	Other Assets, Net	$1,859

Operating Lease Liabilities	Accounts Payable and Other Liabilities	$2,995

Operating lease expenses are included in Operating and Maintenance Expense for the Company’s ground leases and aggregated $0.1 million for the three months ended March 31, 2019.  Supplemental information related to leases was as follows:

March 31, 2019
Weighted Average Remaining Lease Term	11.9 years
Weighted Average Discount Rate	6.6%
Cash paid for amounts included in the measurement — operating cash flows from lease liabilities (in thousands)	$101

As determined under FASB Accounting Standards Codification (“ASC”) 840, Leases, the scheduled future minimum rental revenues from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for such premises, and the scheduled minimum rental payments under the terms of all non-cancelable operating leases, principally ground leases, in which the Company is the lessee as of December 31, 2018, were as follows (in thousands):

Year	Minimum Rental Revenues	Minimum Rental Payments
2019	$169,109	$405
2020	143,736	414
2021	118,947	423
2022	92,495	433
2023	65,225	217
Thereafter	195,610	2,806
	$785,122	$4,698

As determined under Topic 842, maturities of lease liabilities were as follows for the years ended March 31, (in thousands):

Year	March 31,
2020	$407
2021	416
2022	425
2023	379
2024	220
Thereafter	2,750
Total lease payments	4,597
Less imputed interest	(1,602)
Total	$2,995

Lessor

Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms generally ranging from one month to 30 years and for rents which, in some cases, are subject to upward adjustments based on operating expense levels, sales volume or contractual increases as defined in the lease agreements.

The scheduled future minimum rental revenues from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions, as determined under Topic 842 for such premises for the years ending March 31, were as follows (in thousands):

Year Ending	March 31,
2020	$168,355
2021	141,773
2022	116,676
2023	90,115
2024	64,110
Thereafter	219,878
Total	$800,907
6.	Credit Agreement

The Company maintains a Credit Agreement (the “Revolving Credit Agreement”) with PNC Bank, National Association, as lender and administrative agent (“PNC”).  The Revolving Credit Agreement provides for borrowings of up to $30.0 million.  Borrowings under the Revolving Credit Agreement may be used by the Company for general corporate purposes and working capital.  The Company’s borrowings under the Revolving Credit Agreement bear interest at variable rates at the Company’s election, based on either (i) LIBOR plus a specified spread ranging from 1.05% to 1.50% depending on the Company’s Leverage Ratio (as defined in the Revolving Credit Agreement) or (ii) the Alternate Base Rate (as defined in the Revolving Credit Agreement) plus a specified spread ranging from 0.05% to 0.50% depending on the Company’s Leverage Ratio.  The Company is also required to pay a facility fee on the aggregate revolving commitments at a rate per annum that ranges from 0.15% to 0.30% depending on the Company’s Leverage Ratio.

The Revolving Credit Agreement matures on the earliest to occur of (i) March 9, 2021, (ii) the date on which the External Management Agreement is terminated, (iii) the date on which DDR Asset Management, LLC or another wholly-owned subsidiary of SITE Centers ceases to be the “Service Provider” under the External Management Agreement as a result of assignment or operation of law or otherwise and (iv) the date on which the principal amount outstanding under the Company’s mortgage loan is repaid or refinanced (Note 7).

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

At March 31, 2019, there were no amounts outstanding under the Revolving Credit Agreement.

7.	Mortgage Indebtedness

On March 11, 2019, certain wholly-owned subsidiaries of the Company entered into a mortgage loan with an initial aggregate principal amount of $900 million.  Substantially all proceeds from the mortgage loan were used to refinance and prepay all amounts outstanding under the Company’s February 2018 mortgage loan in the original aggregate principal amount of $1.35 billion. The borrowers’ obligations are evidenced by promissory notes which are secured by, among other things: (i) mortgages encumbering the borrowers’ properties located in the continental U.S. (which comprise substantially all of the Company’s properties located in the continental U.S.) and Plaza Del Sol located in Bayamon, Puerto Rico (collectively, the “Mortgaged Properties”); (ii) a pledge of the equity of the Company’s subsidiaries that own each of the Company’s properties located in Puerto Rico (collectively, the “Pledged Properties”) and a pledge of related rents and other cash flows, insurance proceeds and condemnation awards; and (iii) a pledge of any reserves and accounts of any borrower.

The loan facility will mature on March 9, 2021, subject to three one-year extensions at borrowers’ option based on certain conditions of the agreement.  The initial weighted-average interest rate applicable to the notes is equal to one-month LIBOR plus a spread of 2.30% per annum, provided that such spread is subject to an increase of 0.25% per annum in connection with any exercise of the third extension option.  Application of voluntary prepayments as described below will cause the weighted-average interest rate to increase over time.

The loan facility is structured as an interest only loan throughout the initial two-year term and any exercised extension options. As a result, so long as the borrowers maintain a minimum debt yield of 10% with respect to the Mortgaged Properties and no event of default exists, any property cash flows available following payment of debt service and funding of certain required reserve accounts (including reserves for payment of real estate taxes, insurance premiums, ground rents, tenant improvements and capital expenditures), will be available to the borrowers to pay operating expenses and for other general corporate purposes. The debt yield with respect to the Mortgages Properties was 12.8% as of March 31, 2019.

Subject to certain conditions described in the mortgage loan agreement, the borrowers may prepay principal amounts outstanding under the loan facility in whole or in part by providing (i) advance notice of prepayment to the lenders and (ii) remitting the prepayment premium described in the mortgage loan agreement. No prepayment premium is required with respect to any prepayments made after April 9, 2020. Additionally, no prepayment premium will apply to prepayments made in connection with permitted property sales. Each Mortgaged Property has a portion of the original principal amount of the mortgage loan allocated to it. The amount of proceeds from the sale of an individual Mortgaged Property required to be applied towards prepayment of the notes (i.e., the property’s “release price”), will depend upon the principal amount of the mortgage loan allocated to it and the debt yield at the time of the sale.  All proceeds for the sales of Pledged Properties other than Plaza Del Sol are required to be applied towards prepayment of the notes.

Voluntary prepayments made by the borrowers will be applied to tranches of notes (i) absent an event of default, in descending order of seniority (i.e., such prepayments will first be applied to the most senior tranches of notes) and (ii) following any event of default, in such order as the loan servicer determines in its sole discretion. As a result, the Company expects that the weighted average interest rate of the notes will increase during the term of the loan facility.

In the event of a default, the contract rate of interest on the notes will increase to the lesser of (i) the maximum rate allowed by law or (ii) the greater of (A) 4% above the interest rate otherwise applicable and (B) the Prime Rate (as defined in the mortgage loan) plus 1.0%. The notes contain other terms and provisions that are customary for instruments of this nature. The mortgage loan agreement also includes customary events of default, including among others, principal and interest payment defaults and breaches of affirmative or negative covenants, the mortgage loan agreement does not contain any financial maintenance covenants.

In connection with the refinancing, the Company incurred $20.2 million of aggregate financing costs which included a $1.8 million debt financing fee paid to SITE Centers.  This refinancing was treated as a loan modification versus a debt extinguishment pursuant to the applicable accounting guidance.  As a result, only the portion of the financing costs incurred related to the new lender group was capitalized.  The remaining financing costs not capitalized as a loan cost were recorded as debt extinguishment costs in the consolidated statement of operations along with the write-off of an allocation of the related unamortized deferred financing costs aggregating $12.7 million.

8.	Financial Instruments and Fair Value Measurements

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

Debt

The fair market value of debt is estimated using a discounted cash flow technique that incorporates future contractual interest and principal payments and a market interest yield curve with adjustments for duration, optionality and risk profile, including the Company’s non-performance risk and loan to value and is classified as Level 3 in the fair value hierarchy.

Considerable judgment is necessary to develop estimated fair values of financial instruments.  Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The carrying amount of debt is $873.7 million and $967.6 million at March 31, 2019 and December 31, 2018, respectively.  The fair value of debt is $900.0 million and $1,016.1 million at March 31, 2019 and December 31, 2018, respectively.

Interest Rate Cap

In March 2018, the Company entered into an interest rate cap in connection with entering into the mortgage loan, which was terminated with the new mortgage financing (Note 7).  At December 31, 2018, the notional amount of the interest rate cap was $1.0 billion.  The fair value of the interest rate cap was $1.2 million at December 31, 2018, and was included in Other Assets.  In March 2019, in connection with the mortgage refinancing, the Company received $0.3 million upon final settlement.

9.	Commitments and Contingencies

Hurricane Loss

In 2017, Hurricane Maria made landfall in Puerto Rico.  At March 31, 2019, the Company owned 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA.  One of the 12 assets (Plaza Palma Real, consisting of approximately 0.4 million of Company-owned GLA) was severely damaged in Hurricane Maria.  At March 31, 2019, three anchor tenants and a few other tenants totaling 0.2 million square feet were open for business approximating 55% of Plaza Palma Real’s Company-owned GLA.  The other 11 assets sustained varying degrees of damage, consisting primarily of roof and HVAC system damage and water intrusion.  Although some of the tenant spaces remain untenantable, a majority of the Company’s leased space that was open prior to the storm was open for business by mid 2018.

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

As of March 31, 2019, the estimated net book value of the property written off for damage to the Company’s Puerto Rico assets was $78.8 million.  However, the Company continues to assess the impact of the hurricane on its properties, and the final net book value write-offs could vary significantly from this estimate.  Any changes to this estimate will be recorded in the periods in which they are determined.

The Company’s Property Insurance Receivable was $16.0 million and $29.4 million at March 31, 2019 and December 31, 2018, respectively, which represents estimated insurance recoveries related to the net book value of the property damage written off, as well as other expenses, as the Company believes it is probable that the insurance recovery, net of the deductible, will exceed the net book value of the damaged property.  This receivable reflects payments aggregating $63.9 million made by the insurer through March 31, 2019.  The outstanding receivable is recorded as Property Insurance Receivable on the Company’s consolidated balance sheet as of

March 31, 2019.  The Company received $13.8 million for the three months ended March 31, 2019 toward its property insurance claim.

The Company’s business interruption insurance covers lost revenue through the period of property restoration and for up to 365 days following completion of restoration. For the three months ended March 31, 2019 and March 31, 2018, rental revenues of $1.6 million and $3.8 million, respectively, were not recorded because of lost tenant revenue attributable to Hurricane Maria that has been partially defrayed by insurance proceeds.  The Company will record revenue for covered business interruption in the period it determines that it is probable it will be compensated and all the applicable contingencies with the insurance company have been resolved.  This income recognition criteria will likely result in business interruption insurance proceeds being recorded in a period subsequent to the period that the Company experiences lost revenue from the damaged properties.  For the three months ended March 31, 2018, the Company received insurance proceeds of approximately $2.0 million related to business interruption claims, which is recorded on the Company’s combined and consolidated statements of operations as Business Interruption Income.

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

Impairment charges were recorded on assets based on the difference between the carrying value of the assets and the estimated fair market value.  These impairments primarily were triggered by indicative bids received and changes in market assumptions due to the disposition process.

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

For operational real estate assets, the significant assumptions included the capitalization rate used in the income capitalization valuation, as well as the projected property net operating income.  These valuation adjustments were calculated based on market conditions and assumptions made by SITE Centers or the Company at the time the valuation adjustments and impairments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change.

The following table presents information about the Company’s impairment charges on nonfinancial assets that were measured on a fair-value basis for the three months ended March 31, 2019.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
Long-lived assets held and used
March 31, 2019	$—	$—	$18.7	$18.7	$6.1

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions):

	Quantitative Information about Level 3 Fair Value Measurements

Description	Fair Value at March 31, 2019	Valuation Technique	Unobservable Inputs	Range
Impairment of assets	$18.7	Income Capitalization Approach	Market Capitalization Rate	8.1%

11.	Transactions with SITE Centers

The following table presents fees and other amounts charged by SITE Centers (in thousands):

	Three Months
	Ended March 31,
	2019	2018
	The Company	RVI Predecessor
Management fees(A)	$2,996	$3,357
Asset management fees (B)	2,820	—
Leasing commissions(C)	772	—
Insurance premiums(D)	—	1,037
Maintenance services and other(E)	378	567
Disposition fees(F)	1,100	—
Credit facility guaranty and debt refinancing fees(G)	1,800	—
Legal fees(H)	157	—
	$10,023	$4,961
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
(D)

For periods prior to July 1, 2018, SITE Centers contracted with authorized insurance companies for the liability and property insurance coverage for the continental U.S. properties.  The Company remitted to SITE Centers insurance premiums associated with these insurance policies.  Insurance premiums are included within Operating and Maintenance on the combined statements of operations.

(E)

Maintenance services represent amounts charged to the properties for the allocation of compensation and other benefits of personnel directly attributable to the management of the properties.  Amounts are recorded in Operating and Maintenance Expense on the combined and consolidated statements of operations.

(F)	Disposition fees equal 1% of the gross sales price of each asset sold. Disposition fees are included within Gain on Disposition of Real Estate on the consolidated statements of operations.
(G)

The Company paid a debt financing fee equal to 0.20% of the aggregate principal amount of the new mortgage (Note 7).  For periods after July 1, 2018, the credit facility guaranty fee equals 0.20% per annum of the aggregate commitments under the Revolving Credit Agreement plus an amount equal to 5.0% per annum times the average aggregate daily principal amount of loans plus the aggregate stated average daily amount of letters of credit outstanding under the Revolving Credit Agreement (Note 6).  Credit facility guaranty fees are included within Interest Expense on the consolidated statements of operations.

(H)	Legal fees charged for collection activity, negotiating and reviewing tenant leases and contracts for asset dispositions.

As of March 31, 2019 and December 31, 2018, the Company had amounts payable to SITE Centers of $34.1 million and $34.0 million, respectively.  The amounts are included as Payables to SITE Centers on the consolidated balance sheets and primarily represent amounts owed to SITE Centers for restricted cash escrows held by the mortgage lender at the time of the Company’s separation from SITE Centers.

12.Earnings Per Share

The following table provides the net loss and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding, and “diluted” EPS (in thousands, except per share amounts):

Three Months
Ended March 31,
2019
Numerators – Basic and Diluted
Net loss attributable to common shareholders after allocation to participating securities	$(10)
Denominators – Number of Shares
Basic and Diluted—Average shares outstanding	18,882
Loss Per Share:
Basic and Diluted	$0.00

Dividends

In December 2018, the Company declared a 2018 dividend on its common shares of $1.30 per share that was paid in a combination of cash and the Company’s common shares, subject to a Puerto Rico withholding tax of 10%.  The aggregate amount of cash paid to shareholders was limited to 20% of the total dividend paid.  In connection with the 2018 dividend, in January 2019, the Company issued 578,238 common shares, based on the volume-weighted average trading price of $29.8547 per share, and paid $6.7 million in cash, which includes the Puerto Rico withholding tax.

13.Segment Information

The Company has two reportable operating segments: continental U.S. and Puerto Rico.  The table below presents information about the Company’s reportable operating segments (in thousands):

	Three Months Ended March 31, 2019
	Continental U.S.	Puerto Rico	Other	Total
The Company
Lease revenue and other property revenue	$36,992	$24,619		$61,611
Rental operation expenses	(10,853)	(7,159)		(18,012)
Net operating income	26,139	17,460		43,599
Impairment charges	(6,090)			(6,090)
Hurricane property loss		(183)		(183)
Depreciation and amortization	(12,600)	(6,755)		(19,355)
Unallocated expenses(A)			$(36,025)	(36,025)
Gain on disposition of real estate	18,219			18,219
Income before tax expense				$165

As of March 31, 2019:
Total gross real estate assets	$1,309,226	$1,051,944		$2,361,170

	Three Months Ended March 31, 2018
	Continental U.S.	Puerto Rico	Other	Total
RVI Predecessor
Lease revenue and other property revenue	$50,966	$25,294		$76,260
Rental operation expenses	(15,113)	(6,789)		(21,902)
Net operating income	35,853	18,505		54,358
Impairment charges	(33,706)	86		(33,620)
Hurricane property loss	—	(750)		(750)
Depreciation and amortization	(19,659)	(6,413)		(26,072)
Unallocated expenses(A)			$(138,105)	(138,105)
Loss before tax expense				$(144,189)

As of March 31, 2018:
Total gross real estate assets	$1,837,316	$978,896		$2,816,212
(A)

Unallocated expenses consist of Property and Asset Management Fees, General and Administrative Expenses, Interest Expense and Other Expenses as listed in the Company’s combined and consolidated statements of operations.

14.Subsequent Events

From April 1, 2019 to May 7, 2019, the Company sold one shopping center, Mariner Square in Spring Hill, Florida, for $17.0 million.  Net proceeds were primarily used to repay mortgage debt outstanding.

Restricted cash of $46.8 million generated from two asset sales was used to repay mortgage debt in April 2019.

In April 2019, the Company received $10.0 million from the insurer with respect to its Hurricane Maria property insurance claim.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers with a perspective from management on the financial condition, results of operations and liquidity of Retail Value Inc. and its related consolidated real estate subsidiaries (collectively, the “Company” or “RVI”) (NYSE: RVI) and other factors that may affect the Company’s future results.  The Company believes it is important to read the MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2018, as well as other publicly available information.

RVI is an Ohio company formed in December 2017 that, as of March 31, 2019, owned and operated a portfolio of 35 assets, composed of 23 continental U.S. assets and 12 assets in Puerto Rico.  These properties consisted of retail shopping centers composed of 13 million square feet of Company-owned gross leasable area (“GLA”) and were located in 14 states and Puerto Rico.  The Company’s continental U.S. assets comprised 60% and the properties in Puerto Rico comprised 40% of its total consolidated revenue for the three months ended March 31, 2019.  The Company’s centers have a diverse tenant base that includes national retailers such as Walmart/Sam’s Club, Bed, Bath & Beyond, the TJX Companies (T.J. Maxx, Marshalls and HomeGoods), Best Buy, Gap, PetSmart, Ross Stores, Kohl’s, Dick’s Sporting Goods and Michaels.  At March 31, 2019, the aggregate occupancy of the Company’s shopping center portfolio was 88.4%, and the average annualized base rent per occupied square foot was $15.63.  Prior to the Company’s separation on July 1, 2018, the Company was a wholly-owned subsidiary of SITE Centers Corp., formerly known as DDR Corp. (“SITE Centers” or the “Parent Company”).

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

In March 2019, the Company entered into a mortgage loan in the aggregate principal amount of $900 million in order to refinance and prepay all amounts outstanding under its February 2018 mortgage loan, which had an original principal balance of $1.35 billion.  The Company incurred costs of $20.2 million in connection with the financing, which includes a $1.8 million debt financing fee paid to SITE Centers.

The Company expects to focus on realizing value in its portfolio through operations and sales of its assets.  The Company primarily intends to use net asset sale proceeds first to repay mortgage debt, second to make distributions on account of the RVI Preferred Shares, up to the preference amount, and third to make distribution to holders of the Company’s preferred and common shareholders.  In addition, pursuant to the Separation and Distribution Agreement, and subject to maintaining its status as a Real Estate Investment Trust (“REIT”), the Company has agreed to repay to SITE Centers certain cash balances held in restricted accounts on the separation date in connection with the original mortgage loan.  The Company has agreed to pay these amounts to SITE Centers as soon as reasonably possible out of its operating cash flow but in no event later than March 31, 2020.

From January 1, 2019 through March 31, 2019, the Company sold the following assets (in thousands):

Date Sold	Property Name	City, State	Total Owned GLA	Gross Sales Price
2/8/19	Millenia Plaza	Orlando, FL	412	$56,400
2/27/19	Homestead Pavilion -TD Bank out parcel	Homestead, FL	4	4,091
3/1/19	West Allis Center - Chick-Fil- A out parcel	Milwaukee, WI	5	2,211
3/4/19	Lowe's Home Improvement	Hendersonville, TN	129	16,058
3/26/19	Midway Marketplace	St. Paul, MN	324	31,210
			874	$109,970

Manager

The Company is party to an external management agreement (the “External Management Agreement”), which, together with various property management agreements, governs the fees, terms and conditions pursuant to which SITE Centers serves as the Company’s manager.  The Company does not have any employees.  In general, either the Company or SITE Centers may terminate these management agreements on December 31, 2019, or at the end of any six-month renewal period thereafter.

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

RESULTS OF OPERATIONS

Where used, references to “Comparable Portfolio Properties” reflect shopping center properties owned as of March 31, 2019.

Revenues from Operations (in thousands)

	Three Months
	Ended March 31,
	2019	2018	$ Change
	The Company	RVI Predecessor
Rental income (A)	$61,570	$74,065	$(12,495)
Other income	41	195	(154)
Business interruption income(B)	—	2,000	(2,000)
Total revenues (C), (D)	$61,611	$76,260	$(14,649)
(A)

Includes a reduction associated with Hurricane Maria for the Puerto Rico properties that has been partially defrayed by insurance proceeds as noted in (B) and (C) below. In addition, the Company adopted Accounting Standards Update No. 2016-02—Leases, as amended (“Topic 842”) using the modified retrospective approach as of January 1, 2019, and elected to apply the transition provisions of the standard at the beginning of the period of adoption.  As the Company adopted the practical expedient with regards to not separating lease and non-lease components, all rental income earned pursuant to tenant leases, including the provision for uncollectible amounts, is reflected as one line item, “Rental Income,” in the consolidated statement of operations for the three months ended March 31, 2019.  See further discussion of 2018 reclassification impact in Note 3, “Summary of Significant Accounting Policies,” to the Company’s combined and consolidated financial statements included herein.

The following table summarizes the key components of the 2019 rental income as compared to 2018:

	Three Months
	Ended March 31,
Contractual Lease Payments	2019	2018	$ Change
Base and percentage rental income(1)	$44,603	$52,678	$(8,075)
Recoveries from tenants(2)	14,949	18,720	(3,771)
Lease termination fees and ancillary rental income	2,167	2,667	(500)
Bad debt(3)	(149)	n/a	(149)
Total contractual lease payments	$61,570	$74,065	$(12,495)
(1)	The following table presents the statistics for the Company’s portfolio affecting base and percentage rental revenues:
	Shopping Center Portfolio March 31,
	2019	2018
	The Company	RVI Predecessor
Centers owned	35	50
Aggregate occupancy rate	88.4%	90.2%
Average annualized base rent per occupied square foot	$15.63	$15.32

The decrease in base and percentage rental income primarily is due to the disposition of assets as noted in (D) below.  The decrease in the occupancy rate primarily was due to a combination of anchor store tenant expirations and tenant bankruptcies.  The 2018 occupancy rate reflects the impact of unabsorbed vacancy related to Toys “R” Us/Babies “R” Us locations rejected in the retailer’s bankruptcy proceeding in 2018, other bankruptcies and lower occupancy rates within the Puerto Rico portfolio, partially offset by new leasing activity and the sale of assets with a lower occupancy rate versus the portfolio average.

(2)

Recoveries were approximately 75.9% and 74.2% of reimbursable operating expenses and real estate taxes for the three- month periods ended March 31, 2019 and 2018, respectively.  The overall decrease in the amount of recoveries from tenants relates to the disposition of assets as noted in (D) below along with the impact of anchor tenant vacancies and conversion to gross leases in Puerto Rico.  The recovery percentage was impacted by the adoption of Topic 842, which resulted in certain financial statement presentation changes that reduced Rental Income but had no impact on net income.

(3)	Classified in Operating and Maintenance Expense for the three months ended March 31, 2018.
(B)	Represents payments received from the Company’s insurance company related to its claims for business interruption losses incurred at its Puerto Rico properties associated with Hurricane Maria.
(C)

The Company did not record $1.6 million and $3.8 million of aggregate revenues for the three months ended March 31, 2019 and 2018, respectively, because of lost tenant revenue attributable to Hurricane Maria that has been partially defrayed by the receipt of business interruption insurance proceeds as noted in (B) above.  See further discussion in both “Contractual Obligations and Other Commitments” and Note 9, “Commitments and Contingencies,” to the Company’s combined and consolidated financial statements included herein.

(D)	The changes in total Revenues are composed of the following (in millions):
2019 vs. 2018
$ Change
Continental U.S.	$(14.0)
Puerto Rico	(0.6)
$(14.6)

2019 vs. 2018
$ Change
Comparable Portfolio Properties	$(1.6)
Disposition of shopping centers	(13.0)
$(14.6)

Expenses from Operations (in thousands)

	Three Months
	Ended March 31,
	2019	2018	$ Change
	The Company	RVI Predecessor
Operating and maintenance(A)	$10,502	$12,008	$(1,506)
Real estate taxes(A)	7,510	9,894	(2,384)
Property and asset management fees	5,816	3,357	2,459
Impairment charges(B)	6,090	33,620	(27,530)
Hurricane property loss(C)	183	750	(567)
General and administrative(D)	885	3,154	(2,269)
Depreciation and amortization(E)	19,355	26,072	(6,717)
	$50,341	$88,855	$(38,514)
(A)	The changes in Operating and Maintenance and Real Estate Taxes are composed of the following (in millions):
	2019 vs. 2018 $ Change
	Operating and Maintenance	Real Estate Taxes
Continental U.S.	$(1.9)	$(2.4)
Puerto Rico	0.4	—
	$(1.5)	$(2.4)

	2019 vs. 2018 $ Change
	Operating and Maintenance	Real Estate Taxes
Comparable Portfolio Properties	$0.1	$(0.6)
Disposition of shopping centers	(1.6)	(1.8)
	$(1.5)	$(2.4)

The decrease in real estate taxes for the Comparable Portfolio Properties is a result of the adoption of Topic 842.

(B)

The Company recorded an impairment charge in 2019 related to a shopping center marketed for sale.  Changes in (i) an asset’s expected future undiscounted cash flows due to changes in market conditions, (ii) various courses of action that may occur or (iii) holding periods each could result in the recognition of additional impairment charges.  Impairment charges are presented in Note 10, “Impairment Charges,” to the Company’s combined and consolidated financial statements included herein.

(C)

The Hurricane Property Loss is more fully described in “Contractual Obligations and Other Commitments” later in this section and Note 9, “Commitments and Contingencies,” to the Company’s combined and consolidated financial statements included herein.

(D)

Subsequent to the separation from SITE Centers, primarily represents legal, audit, tax and compliance services and director compensation.  Prior to the separation from SITE Centers, primarily represents the allocation of indirect costs and expenses incurred by SITE Centers related to the Company’s business consisting of compensation and other general and administrative expenses that have been allocated using the property revenue of the Company.

(E)	Reduction of $5.7 million of expense is a result of the disposition of shopping centers.

Other Income and Expenses (in thousands)

	Three Months
	Ended March 31,
	2019	2018	$ Change
	The Company	RVI Predecessor
Interest expense(A)	$(13,974)	$(19,440)	$5,466
Debt extinguishment costs(B)	(14,482)	(107,066)	92,584
Transaction costs(C)	(18)	(5,085)	5,067
Other income (expense), net	(850)	(3)	(847)
Gain on disposition of real estate, net(D)	18,219	—	18,219
	$(11,105)	$(131,594)	$120,489
(A)

At March 31, 2019, the interest rate of the Company’s mortgage loan was 4.8% per annum.  The decrease in interest expense primarily was due to a change in the amount of debt outstanding, as well as the lower interest rate applicable to the Company’s new mortgage loan.  In addition, interest expense in 2018 included expense allocated from SITE Centers prior to the incurrence of the Company’s original mortgage loan in February 2018.

Interest costs capitalized in conjunction with capital projects were $0.3 million for the three months ended March 31, 2019, compared to $0.1 million for the comparable period in 2018.  The change in the amount of interest costs capitalized is a result of the restoration work in Puerto Rico.

(B)

Includes debt extinguishment costs of $12.7 million, which were recorded primarily in connection with the Company entering into the $900.0 million mortgage loan in March 2019.  See further discussion in Note 7, “Secured Indebtedness,” to the Company’s combined and consolidated financial statements included herein.

(C)	Costs related to the Company’s separation from SITE Centers.
(D)	Related to the sale of three assets and two outparcels during the three months ended March 31, 2019.

Tax expense and Net Loss (in thousands)

	Three Months
	Ended March 31,
	2019	2018	$ Change
	The Company	RVI Predecessor
Tax expense	$(175)	$(128)	$(47)
Net loss(A)	(10)	(144,317)	144,307
(A)	The decrease in net loss primarily is attributable to lower impairment charges and debt extinguishment costs, as well as asset sales.

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

In December 2018, the National Association of Real Estate Investment Trusts (“NAREIT”) issued NAREIT Funds From Operations White Paper - 2018 Restatement (the “2018 FFO White Paper”).  The purpose of the 2018 FFO White Paper was not to change the fundamental definition of FFO but to clarify existing guidance and to consolidate into a single document, alerts and policy bulletins issued by NAREIT since the last FFO white paper was issued in 2002.  The 2018 FFO White Paper was effective starting with first quarter 2019 reporting.  The Company did not report any changes in the calculation of FFO in 2019 related to the clarification in the 2018 FFO White Paper.

FFO excludes GAAP historical cost depreciation and amortization of real estate and real estate investments, which assume that the value of real estate assets diminishes ratably over time.  Historically, however, real estate values have risen or fallen with market conditions, and many companies use different depreciable lives and methods.  Because FFO excludes depreciation and amortization unique to real estate and gains and losses from property dispositions, it can provide a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, interest costs and acquisition, disposition and development activities.  This provides a perspective of the Company’s financial performance not immediately apparent from net income determined in accordance with GAAP.

FFO is generally defined and calculated by the Company as net income (loss) (computed in accordance with GAAP), adjusted to exclude (i) gains and losses from disposition of real estate property and related investments, which are presented net of taxes, if any, (ii) impairment charges on real estate property and related investments and (iii) certain non-cash items.  These non-cash items principally include real property depreciation and amortization of intangibles.  The Company’s calculation of FFO is consistent with the definition of FFO provided by NAREIT.

The Company believes that certain charges and income recorded in its operating results are not comparable or reflective of its core operating performance.  Operating FFO is useful to investors as the Company removes non-comparable charges and income to analyze the results of its operations and assess performance of the core operating real estate portfolio.  As a result, the Company also computes Operating FFO and discusses it with the users of its financial statements, in addition to other measures such as net income (loss) determined in accordance with GAAP and FFO.  Operating FFO is generally defined and calculated by the Company as FFO excluding certain charges and gains that management believes are not comparable and indicative of the results of the Company’s operating real estate portfolio.  Such adjustments include gains/losses on the early extinguishment of debt, net hurricane-related activity, transaction costs and other restructuring type costs.  The disclosure of these charges and income is generally requested by users of the Company’s financial statements.

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

The Company’s management recognizes the limitations of FFO and Operating FFO when compared to GAAP’s net income.  FFO and Operating FFO do not represent amounts available for dividends, capital replacement or expansion, debt service obligations or other commitments and uncertainties.  The Company’s management does not use FFO or Operating FFO as an indicator of the Company’s cash obligations and funding requirements for future commitments or redevelopment activities.  Neither FFO nor Operating FFO represents cash generated from operating activities in accordance with GAAP, and neither is necessarily indicative of cash available to fund cash needs.  Neither FFO nor Operating FFO should be considered an alternative to net income computed in accordance with GAAP or as an alternative to cash flow as a measure of liquidity.  FFO and Operating FFO are simply used as additional indicators of the Company’s operating performance.  The Company believes that to further understand its performance, FFO and Operating FFO should be compared with the Company’s reported net loss and considered in addition to cash flows determined in accordance with GAAP, as presented in its combined and consolidated financial statements.  Reconciliations of these measures to their most directly comparable GAAP measure of net loss have been provided below.

Reconciliation Presentation

FFO and Operating FFO were as follows (in thousands):

	Three Months
	Ended March 31,
	2019	2018	$ Change
	The Company
FFO	$7,190	$(85,006)	$92,196
Operating FFO	24,348	29,610	(5,262)

The increase in FFO primarily was a result of debt extinguishment charges and transaction costs incurred in connection with the Company’s mortgage loan in 2018, partially offset by the dilutive impact from the disposition of assets.  The decrease in Operating FFO primarily was due to the dilution of asset sales.

The Company’s reconciliation of net loss to FFO and Operating FFO is as follows (in thousands).  The Company provides no assurances that these charges and income adjusted in the calculation of Operating FFO are non-recurring.  These charges and income could reasonably be expected to recur in future results of operations.

	Three Months
	Ended March 31,
	2019	2018
	The Company	RVI Predecessor
Net loss	$(10)	$(144,317)
Depreciation and amortization of real estate investments	19,329	25,691
Impairment of real estate assets	6,090	33,620
Gain on disposition of real estate	(18,219)	—
FFO	7,190	(85,006)
Hurricane property loss, net(A)	1,808	2,465
Other (income) expense, net(B)	15,350	112,151
Non-operating items, net	17,158	114,616
Operating FFO	$24,348	$29,610
(A)	The hurricane property loss is summarized as follows (in thousands):
	Three Months
	Ended March 31,
	2019	2018
	The Company	RVI Predecessor
Lost tenant revenue	$1,625	$3,784
Business interruption income	—	(2,000)
Clean up costs and other uninsured expenses	183	681
	$1,808	$2,465
(B)	Amounts included in other (income) expense, net as follows (in millions):
	Three Months
	Ended March 31,
	2019	2018
	The Company	RVI Predecessor
Transaction and other (income) expense, net	$0.9	$5.1
Debt extinguishment costs, net	14.5	107.1
	$15.4	$112.2

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company requires capital to fund its operating expenses, capital expenditures and investment activities.  Absent the occurrence of an Amortization Period (as described below), the Company’s capital sources may include cash flow from operations, as well as availability under its Revolving Credit Agreement (as defined below).

Debt outstanding was $900.0 million and $988.6 million at March 31, 2019 and December 31, 2018, respectively.  The Company’s mortgage loan generally requires interest only payments.  The Company intends to utilize net asset sale proceeds to repay the principal of the mortgage loan.  In April 2019, loan repayments of $46.8 million were made from the use of restricted cash and additional asset sales.  In addition, and subject to maintaining its status as a REIT, the Company has agreed to repay SITE Centers for certain cash held in restricted accounts at the time of the separation and other amounts as soon as reasonably possible out of the Company’s operating cash flow but in no event later than March 31, 2020.  The amount payable to SITE Centers is $34.1 million at March 31, 2019.  While the Company currently believes it has several viable sources to obtain capital and fund its business, including capacity under the Revolving Credit Agreement, no assurance can be provided that its obligations, including the mortgage loan, will be refinanced or repaid as currently anticipated.

2019 Financing Activities

Mortgage Financing

On March 11, 2019, certain wholly-owned subsidiaries of the Company entered into a mortgage loan with an initial aggregate principal amount of $900 million.  Substantially all proceeds from the mortgage loan were used to refinance and prepay all amounts outstanding under the Company’s February 2018 mortgage loan in the original aggregate principal amount of $1.35 billion. The borrowers’ obligations to pay principal, interest and other amounts under the new mortgage loan are evidenced by certain promissory notes executed by the borrowers, which are referred to collectively as the notes, which are secured by, among other things: (i) mortgages encumbering the borrowers’ properties located in the continental U.S. (which comprise substantially all of the Company’s properties located in the continental U.S.) and Plaza Del Sol located in Bayamon, Puerto Rico (collectively, the “Mortgaged Properties”); (ii) a pledge of the equity of the Company’s subsidiaries that own each of the Company’s properties located in Puerto Rico (collectively, the “Pledged Properties”) and a pledge of related rents and other cash flows, insurance proceeds and condemnation awards; and (iii) a pledge of any reserves and accounts of any borrower. Subsequent to closing, the originating lenders placed the notes into a securitization trust that issued and sold mortgage-backed securities to investors.

The loan facility will mature on March 9, 2021, subject to three one-year extensions at borrowers’ option conditioned upon, among other items, (i) an event of default shall not be continuing, (ii) in the case of the second one-year extension option, evidence that the Debt Yield (as defined and calculated in accordance with the loan agreement, but which is the ratio of net cash flow of the Mortgaged Properties to the outstanding principal amount of the loan facility) equals or exceeds 13% and (iii) in the case of the third one-year extension option, evidence that the Debt Yield equals or exceeds 14%.

The initial weighted-average interest rate applicable to the notes is equal to one-month LIBOR plus a spread of 2.30% per annum, provided that such spread is subject to an increase of 0.25% per annum in connection with any exercise of the third extension option. Borrowers are required to maintain an interest rate cap with respect to the principal amount of the notes having (i) during the initial two-year term of the loan, a LIBOR strike rate equal to 4.5% and (ii) with respect to any extension period, a LIBOR strike rate that would result in a debt service coverage ratio of 1.20x based on the Mortgaged Properties.  Application of voluntary prepayments as described below will cause the weighted-average interest rate to increase over time.

The loan facility is structured as an interest only loan throughout the initial two-year term and any exercised extension options. As a result, so long as no Amortization Period (as described below) or event of default exists, any property cash flows available following payment of debt service and funding of certain required reserve accounts (including reserves for payment of real estate taxes, insurance premiums, ground rents, tenant improvements and capital expenditures), will be available to the borrowers to pay operating expenses and for other general corporate purposes. An Amortization Period will be deemed to commence in the event the borrowers fail to achieve a Debt Yield of 10.0% at the end of any fiscal quarter. The Debt Yield as of March 31, 2019, was approximately 12.8%. During the pendency of an Amortization Period, any property cash flows available following payment of debt service and the funding of certain reserve accounts (including the reserve accounts referenced above and additional reserves established for payment of approved operating expenses, SITE Centers management fees, certain public company costs, certain taxes and the minimum cash portion of required REIT distributions) shall be applied to the repayment of the notes. During an Amortization Period, cash flow from the borrowers’ operations will only be made available to the Company to pay required REIT distributions in an amount equal to the minimum portion of required REIT distributions allowed by law to be paid in cash (currently 20%), with the remainder of required REIT distributions during an Amortization Period likely to be paid by the Company in common shares of the Company.

Subject to certain conditions described in the mortgage loan agreement, the borrowers may prepay principal amounts outstanding under the loan facility in whole or in part by providing (i) advance notice of prepayment to the lenders and (ii) remitting the prepayment premium described in the mortgage loan agreement. No prepayment premium is required with respect to any prepayments made after April 9, 2020. Additionally, no prepayment premium will apply to prepayments made in connection with permitted property sales. Each Mortgaged Property has a portion of the original principal amount of the mortgage loan allocated to it. The amount of proceeds from the sale of an individual Mortgaged Property required to be applied towards prepayment of the notes (i.e., the property’s “release price”), will depend upon the Debt Yield at the time of the sale as follows:

•	if the Debt Yield is less than or equal to 14.0%, the release price is the greater of (i) 100% of the property’s net sale proceeds and (ii) 110% of its allocated loan amount; and

•	if the Debt Yield is greater than 14.0%, the release price is the greater of (i) 90% of the property’s net sale proceeds and (ii) 105% of its allocated loan amount.

To the extent the net cash proceeds from the sale of a Mortgaged Property that are applied to repay the mortgage loan exceed the amount specified in applicable clause (ii) above with respect to such property, the excess may be applied by the Company as a credit against the release price applicable to future sales of Mortgaged Properties.

Pledged Properties other than Plaza Del Sol do not have allocated loan amounts or, in general, minimum release prices; all proceeds from sales of Pledged Properties are required to be used to prepay the notes. Notwithstanding the foregoing, in order to obtain a release of all of the Pledged Properties (excluding Plaza Del Sol) in connection with a portfolio sale of all of the Pledged Properties, the loan facility requires a minimum release price equal to the greater of (i) $250 million and (ii) 100% of the net sale proceeds.

Voluntary prepayments made by the borrowers (including prepayments made with proceeds from asset sales and prepayments made with property cash flows following commencement of any Amortization Period) will be applied to tranches of notes (i) absent an event of default, in descending order of seniority (i.e., such prepayments will first be applied to the most senior tranches of notes) and (ii) following any event of default, in such order as the loan servicer determines in its sole discretion. As a result, the Company expects that the weighted average interest rate of the notes will increase during the term of the loan facility.

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

In connection with the refinancing, the Company incurred $12.7 million of aggregate debt extinguishment costs which includes the write off of unamortized deferred financing costs.  See further discussion in Note 7, “Mortgage Indebtedness” of the Company’s combined and consolidated financial statements included herein.

Credit Agreement

In July 2018, the Company entered into a Credit Agreement (the “Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”).  The Revolving Credit Agreement provides for borrowings of up to $30.0 million.  The Company’s borrowings under the Revolving Credit Agreement bear interest at variable rates at the Company’s election, based on either (i) LIBOR plus a specified spread ranging from 1.05% to 1.50% depending on the Company’s Leverage Ratio (as defined in the Revolving Credit Agreement) or (ii) the Alternate Base Rate (as defined in the Revolving Credit Agreement) plus a specified spread ranging from 0.05% to 0.50% depending on the Company’s Leverage Ratio.  The Company is also required to pay a facility fee on the aggregate revolving commitments at a rate per annum that ranges from 0.15% to 0.30% depending on the Company’s Leverage Ratio.

The Revolving Credit Agreement matures on the earliest to occur of (i) March 9, 2021, (ii) the date on which the External Management Agreement is terminated, (iii) the date on which DDR Asset Management, LLC or another wholly-owned subsidiary of

SITE Centers ceases to be the “Service Provider” under the External Management Agreement as a result of assignment or operation of law or otherwise and (iv) the date on which the principal amount outstanding under the Company’s $900 million mortgage loan is repaid or refinanced.

The Revolving Credit Facility contains customary affirmative and negative covenants, including a tangible net worth requirement.  Upon the occurrence of certain customary events of default, the Company’s obligations under the Revolving Credit Agreement may be accelerated and the lending commitments thereunder terminated.  The Company may not borrow under the Revolving Credit Agreement, and a Default (as defined therein) occurs under the Revolving Credit Agreement, if there is a “Default” under SITE Centers’ corporate credit facility with JPMorgan Chase Bank, N.A., SITE Centers’ corporate credit facility with Wells Fargo Bank, National Association or SITE Centers’ corporate credit facility with PNC.  Additionally, the Company may not borrow under the Revolving Credit Agreement if there is a “Default” under the Revolving Credit Agreement or an “Event of Default” under the Company’s $900 million mortgage loan, if the External Management Agreement is no longer in full force and effect or if the Company has delivered or received a notice of termination or a notice of default under the External Management Agreement.

The Company’s obligations under the Revolving Credit Agreement are guaranteed by SITE Centers in favor of PNC.  In consideration thereof, the Company has agreed to pay to SITE Centers the following amounts: (i) an annual guaranty commitment fee of 0.20% of the aggregate commitments under the Revolving Credit Agreement, (ii) for all times other than those referenced in clause (iii) below, when any amounts are outstanding under the Revolving Credit Agreement, an amount equal to 5.00% per annum times the average aggregate outstanding daily principal amount of such loans plus the aggregate stated average daily amount of outstanding letters of credit and (iii) in the event SITE Centers pays any amounts to PNC pursuant to SITE Centers’ guaranty and the Company fails to reimburse SITE Centers for such amount within three business days, an amount in cash equal to the amount of such paid obligations plus default interest, which will accrue from the date of such payment by SITE Centers until repaid by the Company at a rate per annum equal to the sum of the LIBOR rate plus 8.50%.

Series A Preferred Stock

In connection with the Company’s separation from SITE Centers, the Company issued the RVI Preferred Shares to SITE Centers that are noncumulative and have no mandatory dividend rate.  The RVI Preferred Shares rank, with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company, senior in preference and priority to the Company’s common shares and any other class or series of the Company’s capital stock.  Subject to the requirement that the Company distribute to its common shareholders the minimum amount required to be distributed with respect to any taxable year in order for the Company to maintain its status as a REIT and to avoid U.S. federal income taxes, the RVI Preferred Shares will be entitled to a dividend preference for all dividends declared on the Company’s capital stock at any time up to a “preference amount” equal to $190 million in the aggregate, which amount may increase by up to an additional $10 million if the aggregate gross proceeds of the Company’s asset sales subsequent to July 1, 2018 exceed $2.0 billion.  Notwithstanding the foregoing, the RVI Preferred Shares are entitled to receive dividends only when, as and if declared by the Company’s Board of Directors and the Company’s ability to pay dividends is subject to any restrictions set forth in the terms of its indebtedness.  Upon payment to SITE Centers of aggregate dividends on the RVI Preferred Shares equaling the maximum preference amount of $200 million, the RVI Preferred Shares are required to be redeemed by the Company for $1.00 per share.

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

The Company may redeem the RVI Preferred Shares, or any part thereof, at any time at a price payable per share calculated by dividing the number of RVI Preferred Shares outstanding on the redemption date into the difference of (x) $200 million minus (y) the aggregate amount of dividends previously distributed on the RVI Preferred Shares to be redeemed.  As of April 30, 2019, no dividends have been paid on the RVI Preferred Shares.

Common Shares

The Company’s dividend was paid on January 25, 2019 in a combination of cash and the Company’s common shares.  See Note 12, “Earnings Per Share,” of the Company’s combined and consolidated financial statements included herein.

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

Dispositions

For the three months ended March 31, 2019, the Company sold three shopping centers and two outparcels aggregating 0.9 million square feet, for an aggregate sales price of $110.0 million.  In addition, from April 1, 2019 through May 7, 2019, the Company sold Mariner Square in Spring Hill, Florida for $17.0 million.

Cash Flow Activity

The Company expects that its core business of leasing space to well capitalized tenants will continue to generate consistent and predictable cash flow after expenses and interest payments.  As discussed above, in general, the Company intends to utilize net asset sale proceeds to: first, repay its mortgage loan and any other indebtedness (including any amounts owed to SITE Centers); second, make distributions on account of the RVI Preferred Shares up to the preference amounts and third, make distributions to holders of the Company’s common shares.

The Company’s cash flow activities are summarized as (in thousands):

	Three Months
	Ended March 31,
	2019	2018
	The Company	RVI Predecessor
Cash flow provided by operating activities	$11,527	$2,537
Cash flow provided by (used for) investing activities	93,717	(7,173)
Cash flow (used for) provided by financing activities	(107,327)	48,070

Changes in cash flow compared to the prior comparable period are described as follows (in thousands):

Operating Activities: Cash provided by operating activities increased $9.0 million primarily due to reduction in Parent Company allocated expenses, partially offset by lower income related to property dispositions.

Investing Activities: Cash provided by investing activities increased $100.9 million primarily due to proceeds from dispositions of real estate.

Financing Activities: Cash used for financing activities increased by $155.4 million primarily due to a $176.1 million increase in debt repayments, net of issuances and issuance costs.

CAPITALIZATION

At March 31, 2019, the Company’s capitalization consisted of $900.0 million of mortgage debt, $190.0 million of preferred shares and $593.6 million of market equity (market equity is defined as common shares outstanding multiplied by $31.17, the closing price of the Company’s common shares on the New York Stock Exchange on March 29, 2019, the last trading day of March), resulting in a debt to total market capitalization ratio of 0.53 to 1.0.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company had aggregate outstanding mortgage indebtedness of $900.0 million at March 31, 2019 with a maturity of March 2021, subject to three one-year extension options. In addition, the Company has two long-term ground leases in which it is the lessee.

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

Payable to SITE Centers

Pursuant to the terms of the Separation and Distribution Agreement, the Company is obligated to repay SITE Centers for certain cash balances held in restricted cash accounts on the separation date in connection with the Company’s mortgage loan and for certain other amounts.  The Company is obligated to repay these amounts to SITE Centers as soon as reasonably possible out of its operating cash flow but in no event later than March 31, 2020.  At March 31, 2019, the amount of this obligation totaled $34.1 million and is included in the line item Payable to SITE Centers on the Company’s consolidated balance sheet.

SITE Centers Guaranty

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

Other Commitments

The Company has entered into agreements with general contractors related to its shopping centers having aggregate commitments of approximately $18.7 million at March 31, 2019.  These obligations, composed principally of construction contracts for the repair of the Puerto Rico properties, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow and recoveries on the Company’s property insurance claim.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  At March 31, 2019, the Company had purchase order obligations, typically payable within one year, aggregating approximately $0.7 million related to the maintenance of its properties and general and administrative expenses.

Hurricane Loss

In 2017, Hurricane Maria made landfall in Puerto Rico and the Company’s 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA, were significantly impacted.  One of the assets (Plaza Palma Real, consisting of approximately 0.4 million square feet of Company-owned GLA) was severely damaged. At March 31, 2019, three anchor tenants and a few other tenants totaling 0.2 million square feet were open for business approximating 55% of Plaza Palma Real’s Company-owned GLA.  The other 11 assets sustained varying degrees of damage, consisting primarily of roof, HVAC system damage and water intrusion.  Although some of the tenant spaces remain untenantable, a majority of the Company’s leased space that was open prior to the storm was open for business by mid 2018.

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

The Company maintains insurance on its assets in Puerto Rico with policy limits of approximately $330 million for both property damage and business interruption.  The Company’s insurance policies are subject to various terms and conditions, including a combined property damage and business interruption deductible of approximately $6.0 million.  The Company estimates its aggregate property insurance claim, which includes costs to repair and rebuild, will approximate $160 million, of which $63.9 million had been paid through March 31, 2019, by the insurer.  An additional $10 million was received in April 2019.  This estimated claim amount excludes damage to the stores of certain continental U.S.-based anchor tenants who maintain their own property insurance on their Company-owned premises and are expected to make the required repairs to their stores at their own expense.  In addition, the Company estimates its business interruption claim, which includes costs to clean up and mitigate tenant losses as well as lost revenue, estimated through March 31, 2019, to be approximately $35 million, of which $22.3 million has been paid through March 31, 2019 by the insurer.  Of the total amount paid, $15.1 million was received between October 2017 and June 30, 2018 and allocated only to SITE Centers, and $7.2 million was received in the third and fourth quarters of 2018 and allocated between the Company and SITE Centers based upon the period of loss to which the payments related.  These claim estimates are subject to change as the Company continues to assess the costs to repair damage.  The Company’s ability to repair its properties, and the cost of such repairs, could be negatively impacted by circumstances and events beyond the Company’s control, such as access to building materials, changes in the scope of work to be performed and the timing and amount of insurance claim proceeds.  Therefore, there can be no assurance that the Company’s estimates of property damage and lost rental revenue are accurate.  The Company believes it maintains adequate insurance coverage on each of its properties and is working closely with the insurance carrier to obtain the maximum amount of insurance recovery provided under the policies.  The insurer has reserved its rights with respect to certain aspects of coverage, and it is possible that the Company’s cost to repair the damages sustained may substantially exceed the amount the Company is ultimately able to recover from the insurer. The Company can give no assurances as to the amount of such recovery, the timing of payments or the resolution of the claims.

The Company’s business interruption insurance covers lost revenue through the period of property restoration and for up to 365 days following completion of restoration.  For the three months ended March 31, 2019, rental revenues of $1.6 million were not recorded because of lost tenant revenue attributable to Hurricane Maria that has been partially defrayed by insurance proceeds.  The Company will record revenue for covered business interruption claims in the period it determines that it is probable it will be compensated.  As such, there could be a delay between the rental period and the recording of revenue.  The amount of any future lost revenue depends on when properties are fully available for tenants’ re-occupancy which, in turn, is highly dependent upon the timing and progress of repairs.  In the three month ending March 31, 2019, the Company did not receive any insurance proceeds related to business interruption claims.  The Company expects to make claims in future periods for lost revenue.  However, there can be no assurance that insurance claims will be resolved favorably to the Company or in a timely manner.

See further discussion in Item 1A., “Risk Factors–Damages Sustained on Account of Hurricane Maria May Exceed Insurance Recoveries,” in the Company’s Annual Report on 10-K for the year ended December 31, 2018 and Note 9, “Commitments and Contingencies,” of the Company’s combined and consolidated financial statements included herein. Note that pursuant to the terms of the Separation and Distribution Agreement, SITE Centers will be entitled to receive property damage claim proceeds to the extent it incurred unreimbursed repairs costs prior to July 1, 2018 and business interruption claim proceeds to the extent it sustained revenue losses prior to that date.  Business interruption proceeds will continue to be recorded to revenue in the period that it is determined that the Company will be compensated.

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

ECONOMIC CONDITIONS

Despite recent tenant bankruptcies and increasing e-commerce distribution, the Company believes there is healthy tenant demand for quality locations within well-positioned shopping centers.  Further, the Company continues to see demand from a broad range of tenants for its continental U.S. space, particularly in the off-price sector, which the Company believes is a reflection of increasingly value-oriented consumers.  The RVI Portfolio has a diversified tenant base, with only three tenants whose annualized rental revenue equals or exceeds 3% of the Company’s annualized revenues at March 31, 2019 (Walmart/Sam’s Club at 4.9%, TJX Companies, which includes T.J. Maxx, Marshalls and HomeGoods, at 3.4% and Bed Bath & Beyond, which includes Bed Bath & Beyond, Cost Plus World Market and Christmas Tree Shops, at 3.3%).  Other significant tenants include Best Buy and Ross Stores, both of which have strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time.  The Company expects these tenants to continue to provide a stable revenue base, given the long-term nature of these leases.  Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience, which the Company believes will enable many of its tenants to outperform even in a challenging economic environment.  Property revenues are generally derived from tenants with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance.  The Company recognizes the risks posed by the economy, but believes that the general diversity and credit quality of its tenant base should enable it to successfully navigate through a potentially challenging retail environment.

The retail sector continues to be affected by increasing competition in the retail sector, including the impact of e-commerce.  These dynamics are expected to continue to lead to store downsizing, closures and tenant bankruptcies.  In some cases, the loss of a weaker tenant or downsizing of space creates a value-add opportunity such as re-leasing space to a stronger retailer.  The loss of a tenant or downsizing of space can adversely affect the Company (see Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

On October 15, 2018, Sears Holdings filed for Chapter 11 bankruptcy protection.  The Company leases three locations to Sears Holdings, all of which are located in Puerto Rico.  These three leases comprise approximately 280,000 square feet and account for approximately $1.5 million of annualized base rent (0.9% of the Company’s annualized base rent as of March 31, 2019).  On February 11, 2019, the Bankruptcy Court approved the sale of Sears Holdings’ assets to an affiliate of ESL Investments, Inc.  Through the sale, ESL acquired the right to designate Sears’ leases for assignment and assumption, or rejection.  On April 19, 2019, ESL provided notice that it was designating the three RVI leases (among others) for assignment and assumption as part of its go-forward operation.  The assignment designation is subject to creditors’ objections. In the event any objections are filed and not resolved, ESL may direct Sears to reject the leases for such locations and close the stores, in which event certain other tenants at these properties have the right to terminate their leases or abate rent under the co-tenancy provisions of their agreements with the Company, which could have a material impact on the Company’s rental revenues and results of operations.

The Company believes that its shopping center portfolio is generally high quality, as evidenced by the occupancy rates and in the average annualized base rent per occupied square foot.  The shopping center portfolio’s occupancy was 88.4% and 89.3% at March 31, 2019 and December 31, 2018, respectively.  The net decrease in the rate primarily was attributed to a combination of anchor store tenant expirations and tenant bankruptcies.  The total portfolio average annualized base rent per occupied square foot was $15.63 at March 31, 2019, as compared to $15.45 at December 31, 2018.

At March 31, 2019, the Company owned 12 assets on the island of Puerto Rico aggregating 4.4 million square feet, representing 34% of Company-owned GLA and approximately 40% of both the Company’s total consolidated revenue and consolidated revenue less operating expenses (i.e., net operating income) for the three months ended March 31, 2019.  The Company believes that the tenants at its Puerto Rico assets (many of which are high-quality continental U.S. retailers such as Walmart/Sam’s Club and the TJX Companies (T.J. Maxx and Marshalls)) typically cater to the local consumer’s desire for value, convenience, and day-to-day necessities.  Nevertheless, there is continued concern about the strength of the Puerto Rican economy, the ability of the government of Puerto Rico to meet its financial obligations and the impact of territory’s ongoing bankruptcy and debt restructuring process on the economy of Puerto Rico.  The impact of Hurricane Maria further exacerbated the concerns.  See Note 9, “Commitments and

Contingencies,” to the Company’s combined and consolidated financial statements included herein and Item 1A., “Risk Factors–The Company is Subject to Risks Relating to the Puerto Rico Economy and Government,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

In addition to its goal of maximizing cash flow from property operations, the Company seeks to realize profits through the regular sale of assets to a variety of buyers.  The market upon which this aspect of the business plan relies is currently characterized as liquid but fragmented, with a wide range of generally small, non-institutional investors.  While some investors do not require debt financing, many seek to capitalize on leveraged returns using mortgage financing at interest rates well below the initial asset-level returns implied by disposition prices.  In addition to small, often local buyers, the Company also plans to transact with mid-sized institutional investors, some of which are domestic and foreign publicly traded companies.  Many larger domestic institutions, such as pension funds and insurance companies that were traditionally large buyers of retail real estate assets, have generally become less active participants in retail transaction markets over the last several years.  Lower participation of institutions and a generally smaller overall buyer pool has resulted in some level of pressure on asset prices, though this impact remains highly heterogeneous and varies widely by market and specific assets.  Asset prices for retail real estate in Puerto Rico remain highly uncertain due to lack of transaction activity since Hurricane Maria.

New Accounting Standards

New Accounting Standards are more fully described in Note 3, “Summary of Significant Accounting Policies,” to the Company’s combined and consolidated financial statements.

FORWARD-LOOKING STATEMENTS

MD&A should be read in conjunction with the Company’s combined and consolidated financial statements and the notes thereto appearing elsewhere in this report.  Historical results and percentage relationships set forth in the Company’s combined and consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.  The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), both as amended, with respect to the Company’s expectations for future periods.  Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations.  Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.  For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements.  Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements.  Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements.  For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements (see Item 1A., “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

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

•	The Company’s Board of Directors, which regularly reviews the Company’s business strategy and objectives, may change its strategic plan;

•	A change in the Company’s relationship with SITE Centers and SITE Centers’ ability to retain qualified personnel and adequately manage the Company;
•

Potential conflicts of interest with SITE Centers and the Company’s ability to replace SITE Centers as manager (and the fees to be paid to any replacement manager) in the event the management agreements are terminated and

•

The Company and its vendors could sustain a disruption, failure or breach of their respective networks and systems, including as a result of cyber-attacks, which could disrupt the Company’s business operations, compromise the confidentiality of sensitive information and result in fines and penalties.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk.  At March 31, 2019, the Company’s outstanding indebtedness was composed of all variable-rate debt.  At March 31, 2019, the Company’s carrying value of the variable-rate debt was $873.7 million and a fair value was $900.0 million.  An estimate of the effect of a 100 basis-point increase in interest rates was $899.6 million.  At December 31, 2018, the Company’s outstanding indebtedness was composed of all variable-rate debt with a carrying value of $967.6 million and a fair value of $1,016.1 million.  An estimate of the effect of a 100 basis-point increase in interest rates was $1,014.6 million.  The sensitivity to changes in interest rates of the Company’s variable-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above. A 100 basis-point increase in short-term market interest rates on variable-rate debt at March 31, 2019, would result in an increase in interest expense of approximately $2.3 million for the three-month period ended March 31, 2019.

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

The Company intends to continually monitor and actively manage interest costs on any variable-rate debt portfolio and may enter into swap positions or interest rate caps.  Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of March 31, 2019, the Company had no other material exposure to market risk.

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

For the three months ended March 31, 2019, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.	RISK FACTORS

None.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1–31, 2019	5	$37.18	—	—
February 1–28, 2019	92	31.22	—	—
March 1–31, 2019	—	—	—	—
Total	97	$31.53	—	—

(1)

Consists of common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS
4.1	Loan Agreement and Other Loan Documents, dated as of March 11, 2019, among the Company and Column Financial, Inc., JP Morgan Chase Bank, National Association and Morgan Stanley Bank, N.A. [2]

4.2

First Amendment to Loan Agreement and Other Loan Documents, dated as of March 19, 2019, among the Company and Column Financial, Inc., JP Morgan Chase Bank, National Association and Morgan Stanley Bank, N.A. [2]

4.3

Second Amendment to Loan Agreement and Other Loan Documents, dated as of March 21, 2019, among the Company and Column Financial, Inc., JP Morgan Chase Bank, National Association and Morgan Stanley Bank, N.A. [2]

4.4	First Amendment to the Credit Agreement, dated March 11, 2019, among the Company, the lenders named therein and PNC Bank, National Association, as administrative agent [2]

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[2]

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[2]

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Combined and Consolidated Statements of Operations and Other Comprehensive Loss for the Three Month Periods Ended March 31, 2019 and 2018, (iii) Combined and Consolidated Statements of Equity for the Three Month Periods Ended March 31, 2019 and 2018, (iv) Combined and Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2019 and 2018 and (v) Notes to Condensed Combined and Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Retail Value Inc.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President and Chief Accounting Officer (Authorized Officer)
Date: May 7, 2019