Form 10-Q
period 2019-06-30
Retail Value Inc.
filed 2019-08-06
CIK 1735184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, the registrant had 19,052,144 shares of common stock, $0.10 par value per share, outstanding.

Retail Value Inc.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED June 30, 2019

Retail Value Inc.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share amounts)

	June 30, 2019	December 31, 2018
Assets
Land	$549,622	$622,827
Buildings	1,463,674	1,629,862
Fixtures and tenant improvements	159,702	172,679
	2,172,998	2,425,368
Less: Accumulated depreciation	(663,677)	(704,401)
	1,509,321	1,720,967
Construction in progress	15,566	26,070
Total real estate assets, net	1,524,887	1,747,037
Cash and cash equivalents	58,522	44,565
Restricted cash	93,315	66,634
Accounts receivable	25,355	31,426
Property insurance receivable	—	29,422
Other assets, net	27,853	43,560
	$1,729,932	$1,962,644
Liabilities and Equity
Mortgage indebtedness, net	$752,404	$967,569
Payable to SITE Centers	33,759	33,985
Accounts payable and other liabilities	60,100	84,832
Dividends payable	—	24,005
Total liabilities	846,263	1,110,391
Commitments and contingencies (Note 9)
Redeemable preferred equity	190,000	190,000
Retail Value Inc. shareholders' equity
Common shares, with par value, $0.10 stated value; 200,000,000 shares authorized; 19,043,403 and 18,465,165 shares issued at June 30, 2019 and December 31, 2018, respectively	1,904	1,846
Additional paid-in capital	692,665	675,566
Accumulated distributions in excess of net loss	(890)	(15,153)
Less: Common shares in treasury at cost: 379 and 267 shares at June 30, 2019 and December 31, 2018, respectively	(10)	(6)
Total equity	693,669	662,253
	$1,729,932	$1,962,644

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

Retail Value Inc.

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except per share amounts)

	Three Months
	Ended June 30,
	2019	2018
	The Company	RVI Predecessor
Revenues from operations:
Rental income	$58,875	$75,760
Business interruption income	2,000	3,100
Other income	10	114
	60,885	78,974
Rental operation expenses:
Operating and maintenance	10,401	12,531
Real estate taxes	7,169	9,677
Property and asset management fees	5,819	3,462
Impairment charges	7,110	15,060
Hurricane property insurance (income) loss, net	(3,814)	187
General and administrative	1,058	4,484
Depreciation and amortization	18,378	24,072
	46,121	69,473
Other income (expense):
Interest expense	(10,846)	(18,144)
Debt extinguishment costs	(2,927)	(1,970)
Transaction costs	—	(28,240)
Gain on disposition of real estate, net	12,946	13,096
	(827)	(35,258)
Income (loss) before tax expense	13,937	(25,757)
Tax expense	(320)	(4,082)
Net income (loss)	$13,617	$(29,839)
Comprehensive income (loss)	$13,617	$(29,839)

Per share data:
Basic and diluted	$0.72	N/A

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

Retail Value Inc.

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except per share amounts)

	Six Months
	Ended June 30,
	2019	2018
	The Company	RVI Predecessor
Revenues from operations:
Rental income	$120,445	$149,825
Business interruption income	2,000	5,100
Other income	51	309
	122,496	155,234
Rental operation expenses:
Operating and maintenance	20,903	24,608
Real estate taxes	14,679	19,571
Property and asset management fees	11,635	6,819
Impairment charges	13,200	48,680
Hurricane property insurance (income) loss, net	(3,631)	868
General and administrative	1,943	7,638
Depreciation and amortization	37,733	50,144
	96,462	158,328
Other expense:
Interest expense	(24,820)	(37,584)
Debt extinguishment costs	(17,409)	(109,036)
Transaction costs	(18)	(33,325)
Other income (expense), net	(850)	(3)
Gain on disposition of real estate, net	31,165	13,096
	(11,932)	(166,852)
Income (loss) before tax expense	14,102	(169,946)
Tax expense	(495)	(4,210)
Net income (loss)	$13,607	$(174,156)
Comprehensive income (loss)	$13,607	$(174,156)

Per share data:
Basic and diluted	$0.72	N/A

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

Retail Value Inc.

COMBINED AND CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands)

	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Loss	Treasury Stock at Cost	Total
The Company
Balance as of December 31, 2018	$1,846	$675,566	$(15,153)	$(6)	$662,253
Issuance of common shares	58	17,205	—	—	17,263
Repurchase of common shares	—	—	—	(3)	(3)
Adoption of ASC Topic 842 (Leases)	—	—	700	—	700
Dividends declared	—	—	(44)	—	(44)
Net loss	—	—	(10)	—	(10)
Balance, March 31, 2019	1,904	692,771	(14,507)	(9)	680,159
Issuance of common shares	—	(106)	—	—	(106)
Repurchase of common shares	—	—	—	(1)	(1)
Net income	—	—	13,617	—	13,617
Balance, June 30, 2019	$1,904	$692,665	$(890)	$(10)	$693,669

RVI Predecessor Equity
RVI Predecessor
Balance, December 31, 2017	$1,090,464
Net transactions with SITE Centers	(27,031)
Net loss	(144,317)
Balance, March 31, 2018	919,116
Net transactions with SITE Centers	(199,969)
Net loss	(29,839)
Balance, June 30, 2018	$689,308

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

Retail Value Inc.

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
	The Company	RVI Predecessor
Cash flow from operating activities:
Net income (loss)	$13,607	$(174,156)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	37,733	50,144
Amortization and write-off of above- and below- market leases, net	(641)	(928)
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	10,490	14,556
Gain on disposition of real estate, net	(31,165)	(13,096)
Property insurance proceeds in excess of receivable	(3,972)	—
Impairment charges	13,200	48,680
Loss on debt extinguishment	175	97,077
Interest rate hedging activities	1,152	(4,538)
Assumption of building due to ground lease terminations	—	(2,150)
Valuation allowance of prepaid taxes	—	3,991
Net change in accounts receivable	3,065	(4,664)
Net change in accounts payable and other liabilities	(6,823)	15,472
Net change in other operating assets	4,756	(1,556)
Total adjustments	27,970	202,988
Net cash flow provided by operating activities	41,577	28,832
Cash flow from investing activities:
Real estate improvements to operating real estate	(49,395)	(20,461)
Proceeds from disposition of real estate	247,297	100,347
Hurricane property insurance advance proceeds	33,750	20,193
Net cash flow provided by investing activities	231,652	100,079
Cash flow from financing activities:
Repayment of Parent Company unsecured debt	—	(899,880)
Proceeds from mortgage debt	900,000	1,350,000
Repayment of mortgage debt	(1,113,855)	(421,344)
Payment of debt issuance costs	(11,889)	(32,755)
Net transactions with SITE Centers	—	(37,864)
Dividends paid	(6,847)	—
Net cash flow used for financing activities	(232,591)	(41,843)

Net increase in cash, cash equivalents and restricted cash	40,638	87,068
Cash, cash equivalents and restricted cash, beginning of period	111,199	8,318
Cash, cash equivalents and restricted cash, end of period	$151,837	$95,386

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

Notes to Combined and Consolidated Financial Statements

1.	Nature of Business

On July 1, 2018, SITE Centers Corp., formerly known as DDR Corp. (“SITE Centers” or the “Manager”), completed the separation of Retail Value Inc., an Ohio corporation formed in December 2017 that owned and operated a portfolio of 48 real estate assets at the time of the separation that included 36 continental U.S. assets and 12 Puerto Rico assets (collectively, “RVI” the “RVI Predecessor” or the “Company”), into an independent public company.  At June 30, 2019, RVI owned 31 properties that included 19 continental U.S. assets and 12 Puerto Rico assets comprising 12 million square feet of gross leasable area (“GLA”) and located in 12 states and Puerto Rico.

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

Reclassifications

Certain amounts in prior periods have been reclassified in order to conform with the current period’s presentation.  The Company reclassified $5.0 million and $7.6 million of contractual lease payments from Other Income to Rental Income within total revenues on its combined statement of operations for the three and six months ended June 30, 2018, respectively, in connection with the adoption of Accounting Standards Update (“ASU”) No. 2016-02—Leases, as amended (“Topic 842”), as discussed below.

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

•	Lease termination payments, which are recognized upon the effective termination of a tenant’s lease when the Company has no further obligations under the lease.
•	Ancillary and other property-related rental payments, primarily composed of leasing vacant space to temporary tenants, kiosk income and parking income, which are recognized in the period earned.

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

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Six Months
	Ended June 30,
	2019	2018
	The Company	RVI Predecessor
Accounts payable related to construction in progress	$11.8	$10.1
Stock dividends	17.2	—
Receivable and reduction of real estate assets, net - related to hurricane	—	6.1
Assumption of building due to ground lease termination	—	2.2

New Accounting Standard Adopted

Accounting for Leases

The Company adopted Topic 842 as of January 1, 2019, using the modified retrospective approach by applying the transition provisions at the beginning of the period of adoption.  The Company elected the following practical expedients permitted under the transition guidance within the new standard:

•	The package of practical expedients, which among other things, allowed the Company to carry forward the historical lease classification;
•	Land easements, allowing the Company to carry forward the accounting treatment for land easements on existing agreements and
•	To not separate lease and non-lease components for all leases and recording the combined component based on its predominant characteristics, as rental income or expense.

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

The adoption of the standard impacted the Company’s consolidated financial statements as follows:

•

The Company had ground lease agreements in which the Company is the lessee for land beneath all or a portion of the buildings at two shopping centers (Note 5), where the Company has recorded its rights and obligations under these leases as a right-of-use (“ROU”) asset and lease liability, which is included in Other Assets and Accounts Payable and Other Liabilities, respectively, in the consolidated balance sheet.  Previously, the Company accounted for these arrangements as operating leases. These leases will continue to be classified as operating leases due to the election of the package practical expedients.  The Company recorded ROU assets and lease liabilities of approximately $1.9 million and $3.0 million, respectively, as of January 1, 2019.  The difference between the ROU asset and lease liability was due to the straight-line rent balance that existed as of the date of application of the standard.

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

The adoption of the new standard also resulted in various presentation changes in the Company’s consolidated statements of operations.  The Company aggregated the following components of contractual lease payments into one line item referred to as Rental Income:  Minimum Rents, Percentage and Overage Rents, Recoveries from Tenants, Ancillary Income and Lease Termination Fees.  The prior period presentation was conformed to the current period presentation for comparability related to these revenue components.  In addition, effective January 1, 2019, the Company presents bad debt as a component of Rental Income within Revenues.  For prior periods, bad debt is included in Operating and Maintenance Expenses.  In addition, effective January 1, 2019, the Company no longer records real estate taxes paid by major tenants directly to the applicable governmental authority.  For prior periods, these amounts are included in Recoveries from Tenants and Real Estate Taxes.

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
4.	Other Assets, net

Other Assets, Net on the Company’s consolidated balance sheets consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Intangible assets:
In-place leases, net	$6,806	$11,926
Above-market leases, net	1,163	2,001
Lease origination costs, net	1,099	1,713
Tenant relations, net	11,302	16,242
Total intangible assets, net(A)	20,370	31,882
Operating lease ROU assets(B)	1,811	—
Other assets:
Prepaid expenses	5,390	10,011
Deposits	141	194
Deferred charges, net	93	179
Other assets(C)	48	1,294
Total other assets, net	$27,853	$43,560

Accounts payable and other liabilities:
Below-market leases, net(A)	$(20,893)	$(33,914)
(A)	In the event a tenant terminates its lease prior to the contractual expiration, the unamortized portion of the related intangible asset or liability is adjusted to reflect the updated lease term.
(B)	Operating lease ROU assets are discussed further in Notes 1 and 5.
(C)	Included $1.2 million fair value of an interest rate cap at December 31, 2018, which was terminated in March 2019.
5.	Leases

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

Operating lease ROU assets and operating lease liabilities are in the Company’s consolidated balance sheet as follows (in thousands):

	Classification	June 30, 2019
Operating Lease ROU Assets	Other Assets, Net	$1,811

Operating Lease Liabilities	Accounts Payable and Other Liabilities	$2,943

Operating lease expenses, including straight-line expense, are included in Operating and Maintenance Expense for the Company’s ground leases and aggregated $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively.  Supplemental information related to leases was as follows:

June 30, 2019
Weighted-Average Remaining Lease Term	11.7 years
Weighted-Average Discount Rate	6.6%
Cash paid for amounts included in the measurement — operating cash flows from lease liabilities (in thousands)	$202

As determined under FASB Accounting Standards Codification (“ASC”) 840, Leases, the scheduled future minimum rental revenues from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for such premises, and the scheduled minimum rental payments under the terms of all non-cancelable operating leases, principally ground leases, in which the Company was the lessee as of December 31, 2018, were as follows (in thousands):

Year	Minimum Rental Revenues	Minimum Rental Payments
2019	$169,109	$405
2020	143,736	414
2021	118,947	423
2022	92,495	433
2023	65,225	217
Thereafter	195,610	2,806
	$785,122	$4,698

As determined under Topic 842, maturities of lease liabilities were as follows for the 12-month periods ending June 30, (in thousands):

Year	June 30,
2020	$409
2021	419
2022	428
2023	325
2024	223
Thereafter	2,693
Total lease payments	4,497
Less imputed interest	(1,554)
Total	$2,943

Lessor

Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms generally ranging from one month to 30 years and for rents which, in some cases, are subject to upward adjustments based on operating expense levels, sales volume or contractual increases as defined in the lease agreements.

The scheduled future minimum rental revenues from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions, as determined under Topic 842 for such premises for the 12-month periods ending June 30, were as follows (in thousands):

Year Ending	June 30,
2020	$152,278
2021	129,984
2022	106,832
2023	80,752
2024	56,708
Thereafter	201,418
Total	$727,972
6.	Credit Agreement

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

At June 30, 2019, there were no amounts outstanding under the Revolving Credit Agreement.
7.	Mortgage Indebtedness

On March 11, 2019, certain wholly-owned subsidiaries of the Company entered into a mortgage loan with an initial aggregate principal amount of $900 million.  Substantially all proceeds from the mortgage loan were used to refinance and prepay all amounts outstanding under the Company’s February 2018 mortgage loan in the original aggregate principal amount of $1.35 billion. The outstanding aggregate principal amount of the mortgage loan was $774.9 million at June 30, 2019.  The borrowers’ obligations are evidenced by promissory notes which are secured by, among other things: (i) mortgages encumbering the borrowers’ properties located in the continental U.S. (which comprise substantially all of the Company’s properties located in the continental U.S.) and Plaza Del Sol located in Bayamon, Puerto Rico (collectively, the “Mortgaged Properties”); (ii) a pledge of the equity of the Company’s subsidiaries that own each of the Company’s properties located in Puerto Rico (collectively, the “Pledged Properties”) and a pledge of related rents and other cash flows, insurance proceeds and condemnation awards; and (iii) a pledge of any reserves and accounts of any borrower.

The loan facility will mature on March 9, 2021, subject to three one-year extensions at borrowers’ option based on certain conditions of the agreement.  The initial weighted-average interest rate applicable to the notes is equal to one-month LIBOR plus a spread of 2.30% per annum, provided that such spread is subject to an increase of 0.25% per annum in connection with any exercise of the third extension option.  Application of voluntary prepayments as described below will cause the weighted-average interest rate to increase over time.  At June 30, 2019, the interest rate of the Company’s mortgage loan was 4.9%.

The loan facility is structured as an interest only loan throughout the initial two-year term and any exercised extension options. As a result, so long as the borrowers maintain a minimum debt yield of 10% with respect to the Mortgaged Properties and no event of default exists, any property cash flows available following payment of debt service and funding of certain required reserve accounts (including reserves for payment of real estate taxes, insurance premiums, ground rents, tenant improvements and capital expenditures), will be available to the borrowers to pay operating expenses and for other general corporate purposes. The debt yield with respect to the Mortgages Properties was 13.6% as of June 30, 2019.

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

8.	Financial Instruments and Fair Value Measurements

The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

Cash and Cash Equivalents, Restricted Cash, Accounts Receivable and Accounts Payable and Other Liabilities

The carrying amounts reported in the Company’s consolidated balance sheets for these financial instruments approximated fair value because of their short-term maturities.

Debt

The fair market value of debt is estimated using a discounted cash flow technique that incorporates future contractual interest and principal payments and a market interest yield curve with adjustments for duration, optionality and risk profile, including the Company’s non-performance risk and loan to value and is classified as Level 3 in the fair value hierarchy.

Considerable judgment is necessary to develop estimated fair values of financial instruments.  Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The carrying amount of debt was $752.4 million and $967.6 million at June 30, 2019 and December 31, 2018, respectively.  The fair value of debt was $794.7 million and $1,016.1 million at June 30, 2019 and December 31, 2018, respectively.

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

Hurricane Loss

In 2017, Hurricane Maria made landfall in Puerto Rico.  At June 30, 2019, the Company owned 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA.  One of the 12 assets (Plaza Palma Real, consisting of approximately 0.4 million of Company-owned GLA) was severely damaged in Hurricane Maria.  At June 30, 2019, three anchor tenants and a few other tenants totaling 0.3 million square feet were open for business approximating 58% of Plaza Palma Real’s Company-owned GLA.  The other 11 assets sustained varying degrees of damage, consisting primarily of roof and HVAC system damage and water intrusion.  Although some of the tenant spaces remain untenantable, a majority of the Company’s leased space that was open prior to the storm was open for business by mid 2018.

The Company has engaged various consultants to assist with the damage scoping assessment.  The Company continues to work with its consultants to finalize the scope and schedule of work to be performed.  Restoration work is underway at all of the shopping centers, including Plaza Palma Real.  The Company anticipates that the repair and restoration work will be substantially complete by early 2020 and all of the interior work will be complete by the end of 2020.  The timing and schedule of additional repair work to be completed are highly dependent upon any changes in the scope of work, the availability of building materials, supplies and skilled labor and the timing and amount of proceeds recovered under the Company’s insurance claims.

The Company maintains insurance on its assets in Puerto Rico with policy limits of approximately $330 million for both property damage and business interruption.  The Company’s insurance policies are subject to various terms and conditions, including a combined property damage and business interruption deductible of approximately $5.5 million.  The Company expects that its insurance for property damage and business interruption claims will include the costs to clean up, repair and rebuild the properties, as well as lost revenue.  Certain continental U.S.-based anchor tenants maintain their own property insurance on their Company-owned premises and are expected to make the required repairs to their stores.  The Company is unable to estimate the impact of potential increased costs associated with resource constraints in Puerto Rico relating to building materials, supplies and labor.  The Company believes it maintains adequate insurance coverage on each of its properties and is in active communication with the insurer with respect to the resolution of its claims.  The insurer has reserved its rights with respect to certain aspects of coverage, and it is possible that the Company’s cost to repair the damages sustained may substantially exceed the amount the Company is ultimately able to recover from the insurer.

As of June 30, 2019, the estimated net book value of the property written off for damage to the Company’s Puerto Rico assets was $78.8 million.  However, the Company continues to assess the impact of the hurricane on its properties, and the final net book value write-offs could vary significantly from this estimate.  Any changes to this estimate will be recorded in the periods in which they are determined.

The Company’s Property Insurance Receivable was $29.4 million at December 31, 2018.  The December 31, 2018 balance represented the estimated insurance recoveries related to the net book value of the property damage written off, as well as other expenses, as the Company believed it was probable that the insurance recovery, net of the deductible, would exceed the net book value of the damaged property.  Hurricane Property Insurance Income on the Company’s Statement of Operations for the three and six months ended June 30, 2019 includes $4.0 million resulting from the excess payments made by the insurer over the $78.8 million of the estimated net book value written off.  The Company received $33.8 million of the $83.9 million during the six months ended June 30, 2019, toward its property insurance claim.

The Company’s business interruption insurance covers lost revenue through the period of property restoration and for up to 365 days following completion of restoration.  For the three months ended June 30, 2019 and June 30, 2018, rental revenues of $1.2 million and $2.8 million, respectively, and for the six months ended June 30, 2019 and June 30, 2018, rental revenues of $2.8 million and $6.6 million, respectively, were not recorded because of lost tenant revenue attributable to Hurricane Maria that has been partially defrayed by insurance proceeds.  The Company will record revenue for covered business interruption in the period it determines that it is probable it will be compensated and all the applicable contingencies with the insurance company have been resolved.  This income recognition criteria will likely result in business interruption insurance proceeds being recorded in a period subsequent to the period that the Company experiences lost revenue from the damaged properties.  For the three months ended June 30, 2019 and June 30, 2018, the Company received insurance proceeds of approximately $2.0 million and $3.1 million, respectively, and for the six months ended June 30, 2019 and June 30, 2018, the Company received insurance proceeds of approximately $2.0 million and $5.1 million, respectively, related to business interruption claims, which is recorded on the Company’s combined and consolidated statements of operations as Business Interruption Income.

Pursuant to the terms of the Separation and Distribution Agreement in connection with the separation from SITE Centers, SITE Centers will be entitled to property damage insurance claim proceeds for unreimbursed restoration costs incurred through June 30, 2018, as well as business interruption losses for the same period.  Business interruption proceeds will continue to be recorded to revenue in the period that it is determined to attribute them to post-separation claim activity and all applicable contingencies with the insurer have been resolved.

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

The following table presents information about the Company’s impairment charges on nonfinancial assets that were measured on a fair-value basis for the six months ended June 30, 2019.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
Long-lived assets held and used
June 30, 2019			$47.1	$47.1	$13.2

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions):

	Quantitative Information about Level 3 Fair Value Measurements

Description	Fair Value at June 30, 2019	Valuation Technique	Unobservable Inputs	Range
Impairment of assets	$47.1	Income Capitalization Approach	Market Capitalization Rate	8.1%-9.1%

11.	Transactions with SITE Centers

The following table presents fees and other amounts charged by SITE Centers (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	The Company	RVI Predecessor	The Company	RVI Predecessor
Management fees(A)	$2,999	$3,462	$5,995	$6,819
Asset management fees (B)	2,820	—	5,640	—
Leasing commissions(C)	673	982	1,445	982
Insurance premiums(D)	—	1,047	—	2,084
Maintenance services and other(E)	377	518	755	1,085
Disposition fees(F)	1,515	1,058	2,614	1,058
Credit facility guaranty and debt refinancing fees(G)	—	—	1,800	—
Legal fees(H)	200	—	357	—
	$8,584	$7,067	$18,606	$12,028
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

As of June 30, 2019 and December 31, 2018, the Company had amounts payable to SITE Centers of $33.8 million and $34.0 million, respectively.  The amounts are included as Payables to SITE Centers on the consolidated balance sheets and primarily represent amounts owed to SITE Centers for restricted cash escrows held by the mortgage lender at the time of the Company’s separation from SITE Centers.
12.	Earnings Per Share

The following table provides the net income and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding, and “diluted” EPS (in thousands, except per share amounts):
	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2019	2019
Numerators – Basic and Diluted
Net income attributable to common shareholders after allocation to participating securities	$13,617	$13,607
Denominators – Number of Shares
Basic and Diluted—Average shares outstanding	19,043	18,963
Income Per Share:
Basic and Diluted	$0.72	$0.72

Dividends

In December 2018, the Company declared a 2018 dividend on its common shares of $1.30 per share that was paid in a combination of cash and the Company’s common shares, subject to a Puerto Rico withholding tax of 10%.  The aggregate amount of cash paid to shareholders was limited to 20% of the total dividend paid.  In connection with the 2018 dividend, in January 2019, the Company issued 578,238 common shares, based on the volume-weighted average trading price of $29.8547 per share, and paid $6.7 million in cash, which included the Puerto Rico withholding tax.
13.	Segment Information

The Company has two reportable operating segments: continental U.S. and Puerto Rico.  The table below presents information about the Company’s reportable operating segments (in thousands):

	Three Months Ended June 30, 2019
	Continental U.S.	Puerto Rico	Other	Total
The Company
Lease revenue and other property revenue	$35,071	$25,814		$60,885
Rental operation expenses	(10,114)	(7,456)		(17,570)
Net operating income	24,957	18,358		43,315
Impairment charges	(7,110)			(7,110)
Hurricane property insurance income (loss), net		3,814		3,814
Depreciation and amortization	(11,794)	(6,584)		(18,378)
Unallocated expenses(A)			$(20,650)	(20,650)
Gain on disposition of real estate, net	12,946			12,946
Income before tax expense				$13,937

	Three Months Ended June 30, 2018
	Continental U.S.	Puerto Rico	Other	Total
RVI Predecessor
Lease revenue and other property revenue	$52,298	$26,676		$78,974
Rental operation expenses	(15,115)	(7,093)		(22,208)
Net operating income	37,183	19,583		56,766
Impairment charges	(15,060)			(15,060)
Hurricane property insurance income (loss), net		(187)		(187)
Depreciation and amortization	(17,680)	(6,392)		(24,072)
Unallocated expenses(A)			$(56,300)	(56,300)
Gain on disposition of real estate, net	13,096			13,096
Loss before tax expense				$(25,757)

	Six Months Ended June 30, 2019
	Continental U.S.	Puerto Rico	Other	Total
The Company
Lease revenue and other property revenue	$72,063	$50,433		$122,496
Rental operation expenses	(20,967)	(14,615)		(35,582)
Net operating income	51,096	35,818		86,914
Impairment charges	(13,200)			(13,200)
Hurricane property insurance income (loss), net		3,631		3,631
Depreciation and amortization	(24,395)	(13,338)		(37,733)
Unallocated expenses(A)			$(56,675)	(56,675)
Gain on disposition of real estate, net	31,165			31,165
Income before tax expense				$14,102

As of June 30, 2019:
Total gross real estate assets	$1,120,461	$1,068,103		$2,188,564

	Six Months Ended June 30, 2018
	Continental U.S.	Puerto Rico	Other	Total
RVI Predecessor
Lease revenue and other property revenue	$103,264	$51,970		155,234
Rental operation expenses	(30,228)	(13,951)		(44,179)
Net operating income	73,036	38,019		111,055
Impairment charges	(48,680)			(48,680)
Hurricane property insurance income (loss), net		(868)		(868)
Depreciation and amortization	(37,339)	(12,805)		(50,144)
Unallocated expenses(A)			$(194,405)	(194,405)
Gain on disposition of real estate, net	13,096			13,096
Loss before tax expense				$(169,946)

As of June 30, 2018:
Total gross real estate assets	$1,731,614	$988,430		$2,720,044
(A)

Unallocated expenses consist of Property and Asset Management Fees, General and Administrative Expenses, Interest Expense and Other Expenses as listed in the Company’s combined and consolidated statements of operations.

14.	Subsequent Events

Restricted cash of $48.5 million generated from one asset sale in June 2019 was used to repay mortgage debt in July 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RVI is an Ohio company formed in December 2017 that, as of June 30, 2019, owned and operated a portfolio of 31 assets, composed of 19 continental U.S. assets and 12 assets in Puerto Rico.  These properties consisted of retail shopping centers composed of 12 million square feet of Company-owned gross leasable area (“GLA”) and were located in 12 states and Puerto Rico.  The Company’s continental U.S. assets comprised 59% and the properties in Puerto Rico comprised 41% of its total consolidated revenue for the six months ended June 30, 2019.  The Company’s centers have a diverse tenant base that includes national retailers such as Walmart/Sam’s Club, Bed, Bath & Beyond, the TJX Companies (T.J. Maxx, Marshalls and HomeGoods), Best Buy, Gap, PetSmart, Ross Stores, Kohl’s, Dick’s Sporting Goods and Michaels.  At June 30, 2019, the aggregate occupancy of the Company’s shopping center portfolio was 87.7%, and the average annualized base rent per occupied square foot was $15.76.  Prior to the Company’s separation on July 1, 2018, the Company was a wholly-owned subsidiary of SITE Centers Corp., formerly known as DDR Corp. (“SITE Centers” or the “Parent Company”).

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

In March 2019, the Company entered into a mortgage loan in the aggregate principal amount of $900 million in order to refinance and prepay all amounts outstanding under its February 2018 mortgage loan, which had an original principal balance of $1.35 billion.  The Company incurred costs of $20.2 million in connection with the financing, which included a $1.8 million debt financing fee paid to SITE Centers.

The Company expects to focus on realizing value in its portfolio through operations and sales of its assets.  The Company primarily intends to use net asset sale proceeds first to repay mortgage debt, second to make distributions on account of the RVI Preferred Shares, up to the preference amount, and third to make distribution to holders of the Company’s common shares.  In addition, pursuant to the Separation and Distribution Agreement, and subject to maintaining its status as a Real Estate Investment Trust (“REIT”), the Company has agreed to repay to SITE Centers certain cash balances held in restricted accounts on the separation date in connection with the original mortgage loan.  The Company has agreed to pay these amounts ($33.8 million as of June 30, 2019) to SITE Centers as soon as reasonably possible out of its operating cash flow but in no event later than March 31, 2020.

From January 1, 2019 through June 30, 2019, the Company sold the following assets (in thousands):

Date Sold	Property Name	City, State	Total Owned GLA	Gross Sales Price
2/8/19	Millenia Plaza	Orlando, FL	412	$56,400
2/27/19	Homestead Pavilion - TD Bank outparcel	Homestead, FL	4	4,091
3/1/19	West Allis Center - Chick-Fil-A outparcel	Milwaukee, WI	5	2,211
3/4/19	Lowe's Home Improvement	Hendersonville, TN	129	16,058
3/26/19	Midway Marketplace	St. Paul, MN	324	31,210
4/5/19	Mariner Square	Spring Hill, FL	194	17,000
5/23/19	Shoppers World of Brookfield	Brookfield, WI	203	19,450
5/31/19	Homestead Pavilion	Homestead, FL	295	62,250
6/13/19	Beaver Creek Crossings	Apex, NC	321	52,750
			1,887	$261,420

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

RESULTS OF OPERATIONS

Where used, references to “Comparable Portfolio Properties” reflect shopping center properties owned as of June 30, 2019.

Revenues from Operations (in thousands)

	Three Months
	Ended June 30,
	2019	2018	$ Change
	The Company	RVI Predecessor
Rental income	$58,875	$75,760	$(16,885)
Business interruption income	2,000	3,100	(1,100)
Other income	10	114	(104)
Total revenues	$60,885	$78,974	$(18,089)

	Six Months
	Ended June 30,
	2019	2018	$ Change
	The Company	RVI Predecessor
Rental income (A)	$120,445	$149,825	$(29,380)
Business interruption income(B)	2,000	5,100	(3,100)
Other income	51	309	(258)
Total revenues (C), (D)	$122,496	$155,234	$(32,738)
(A)

Includes a reduction associated with Hurricane Maria for the Puerto Rico properties that has been partially defrayed by insurance proceeds as noted in (B) and (C) below. In addition, the Company adopted Accounting Standards Update No. 2016-02—Leases, as amended (“Topic 842”) using the modified retrospective approach as of January 1, 2019, and elected to apply the transition provisions of the standard at the beginning of the period of adoption.  As the Company adopted the practical expedient with regards to not separating lease and non-lease components, all rental income earned pursuant to tenant leases, including the provision for uncollectible amounts, is reflected as one line item, “Rental Income,” in the consolidated statements of operations for the three and six months ended June 30, 2019.  See further discussion of 2018 reclassification impact in Note 3, “Summary of Significant Accounting Policies,” to the Company’s combined and consolidated financial statements included herein.

The following tables summarize the key components of the 2019 rental income as compared to 2018:

	Three Months
	Ended June 30,
Contractual Lease Payments	2019	2018	$ Change
	The Company	RVI Predecessor
Base and percentage rental income	$41,736	$52,159	$(10,423)
Recoveries from tenants	14,133	18,625	(4,492)
Lease termination fees and ancillary rental income	2,585	4,976	(2,391)
Bad debt	421	N/A	421
Total contractual lease payments	$58,875	$75,760	$(16,885)

	Six Months
	Ended June 30,
Contractual Lease Payments	2019	2018	$ Change
	The Company	RVI Predecessor
Base and percentage rental income(1)	$86,340	$104,837	$(18,497)
Recoveries from tenants(2)	29,081	37,345	(8,264)
Lease termination fees and ancillary rental income	4,752	7,643	(2,891)
Bad debt(3)	272	N/A	272
Total contractual lease payments	$120,445	$149,825	$(29,380)
(1)	The following table presents the statistics for the Company’s portfolio affecting base and percentage rental revenues:
	Shopping Center Portfolio June 30,
	2019	2018
	The Company	RVI Predecessor
Centers owned	31	48
Aggregate occupancy rate	87.7%	89.5%
Average annualized base rent per occupied square foot	$15.76	$15.30

The decrease in base and percentage rental income primarily is due to the disposition of assets as noted in (D) below.  The decrease in the occupancy rate primarily was due to asset dispositions and a combination of anchor store tenant expirations and tenant bankruptcies.

(2)

Recoveries were approximately 72.3% and 73.3% of reimbursable operating expenses and real estate taxes for the six- month periods ended June 30, 2019 and 2018, respectively.  The overall decrease in the amount of recoveries from tenants relates to the disposition of assets as noted in (D) below along with the impact of anchor tenant vacancies and conversion to gross leases in Puerto Rico.  The recovery percentage was impacted by the adoption of Topic 842, which resulted in certain financial statement presentation changes that reduced Rental Income but had no impact on net income.

(3)	Classified in Operating and Maintenance Expense for the three and six months ended June 30, 2018.
(B)	Represents payments received from the Company’s insurance company related to its claims for business interruption losses incurred at its Puerto Rico properties associated with Hurricane Maria.
(C)

The Company did not record $1.2 million and $2.8 million of aggregate revenues for the three months ended June 30, 2019 and 2018, respectively, and $2.8 million and $6.6 million of aggregate revenues for the six months ended June 30, 2019 and 2018, respectively, because of lost tenant revenue attributable to Hurricane Maria that has been partially defrayed by the receipt of business interruption insurance proceeds as noted in (B) above.  See further discussion in both “Contractual Obligations and Other Commitments” and Note 9, “Commitments and Contingencies,” to the Company’s combined and consolidated financial statements included herein.

(D)	The changes in Total Revenues are composed of the following (in millions):
2019 vs. 2018
$ Change
Continental U.S.	$(31.2)
Puerto Rico	(1.5)
$(32.7)

2019 vs. 2018
$ Change
Comparable Portfolio Properties	$(5.1)
Disposition of shopping centers	(27.6)
$(32.7)

Expenses from Operations (in thousands)

	Three Months
	Ended June 30,
	2019	2018	$ Change
	The Company	RVI Predecessor
Operating and maintenance	$10,401	$12,531	$(2,130)
Real estate taxes	7,169	9,677	(2,508)
Property and asset management fees	5,819	3,462	2,357
Impairment charges	7,110	15,060	(7,950)
Hurricane property insurance (income) loss, net	(3,814)	187	(4,001)
General and administrative	1,058	4,484	(3,426)
Depreciation and amortization	18,378	24,072	(5,694)
	$46,121	$69,473	$(23,352)

	Six Months
	Ended June 30,
	2019	2018	$ Change
	The Company	RVI Predecessor
Operating and maintenance(A)	$20,903	$24,608	$(3,705)
Real estate taxes(A)	14,679	19,571	(4,892)
Property and asset management fees	11,635	6,819	4,816
Impairment charges(B)	13,200	48,680	(35,480)
Hurricane property insurance (income) loss, net(C)	(3,631)	868	(4,499)
General and administrative(D)	1,943	7,638	(5,695)
Depreciation and amortization(E)	37,733	50,144	(12,411)
	$96,462	$158,328	$(61,866)
(A)	The changes in Operating and Maintenance and Real Estate Taxes are composed of the following (in millions):
	2019 vs. 2018 $ Change
	Operating and Maintenance	Real Estate Taxes
Continental U.S.	$(5.0)	$(4.9)
Puerto Rico	1.3	—
	$(3.7)	$(4.9)

	2019 vs. 2018 $ Change
	Operating and Maintenance	Real Estate Taxes
Comparable Portfolio Properties	$(0.1)	$(0.9)
Disposition of shopping centers	(3.6)	(4.0)
	$(3.7)	$(4.9)

The decrease in real estate taxes for the Comparable Portfolio Properties is a result of the adoption of Topic 842.

(B)

The Company recorded impairment charges in 2019 related to shopping centers marketed for sale.  Changes in (i) an asset’s expected future undiscounted cash flows due to changes in market conditions, (ii) various courses of action that may occur or (iii) holding periods each could result in the recognition of additional impairment charges.  Impairment charges are presented in Note 10, “Impairment Charges,” to the Company’s combined and consolidated financial statements included herein.

(C)

The Hurricane Property Insurance (Income) Loss is more fully described in “Contractual Obligations and Other Commitments” later in this section and Note 9, “Commitments and Contingencies,” to the Company’s combined and consolidated financial statements included herein.

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

(E)	The disposition of shopping centers accounts for $11.7 million in the reduction of depreciation expense. .

Other Income and Expenses (in thousands)

	Three Months
	Ended June 30,
	2019	2018	$ Change
	The Company	RVI Predecessor
Interest expense	$(10,846)	$(18,144)	$7,298
Debt extinguishment costs	(2,927)	(1,970)	(957)
Transaction costs	—	(28,240)	28,240
Gain on disposition of real estate, net	12,946	13,096	(150)
Tax expense	(320)	(4,082)	3,762
	$(1,147)	$(39,340)	$38,193

	Six Months
	Ended June 30,
	2019	2018	$ Change
	The Company	RVI Predecessor
Interest expense(A)	$(24,820)	$(37,584)	$12,764
Debt extinguishment costs(B)	(17,409)	(109,036)	91,627
Transaction costs(C)	(18)	(33,325)	33,307
Other income (expense), net	(850)	(3)	(847)
Gain on disposition of real estate, net(D)	31,165	13,096	18,069
Tax expense	(495)	(4,210)	3,715
	$(12,427)	$(171,062)	$158,635
(A)

At June 30, 2019, the interest rate of the Company’s mortgage loan was 4.9% per annum.  The decrease in interest expense primarily was due to a change in the amount of debt outstanding, as well as the lower interest rate applicable to the Company’s new mortgage loan.  In addition, interest expense in 2018 included expense allocated from SITE Centers prior to the incurrence of the Company’s original mortgage loan in February 2018.

Interest costs capitalized in conjunction with capital projects were $0.6 million and $0.9 million for the three and six months ended June 30, 2019, respectively, compared to $0.1 million for the six months ended June 30, 2018.  The change in the amount of interest costs capitalized is a result of the restoration work in Puerto Rico.

(B)

Includes debt extinguishment costs of $12.7 million, which were recorded primarily in connection with the Company entering into the $900.0 million mortgage loan in March 2019.  See further discussion in Note 7, “Mortgage Indebtedness,” to the Company’s combined and consolidated financial statements included herein.

(C)	Costs related to the Company’s separation from SITE Centers.
(D)	Related to the sale of seven assets and two outparcels during the six months ended June 30, 2019.

Net Income (loss) (in thousands)

	Three Months
	Ended June 30,
	2019	2018	$ Change
	The Company	RVI Predecessor
Net income (loss)	$13,617	$(29,839)	$43,456

	Six Months
	Ended June 30,
	2019	2018	$ Change
	The Company	RVI Predecessor
Net income (loss)	$13,607	$(174,156)	$187,763

The increase in net income primarily is attributable to lower impairment charges and debt extinguishment costs in 2019 partially offset by the impact of asset sales.

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

Reconciliation Presentation

FFO and Operating FFO were as follows (in thousands):

	Three Months
	Ended June 30,
	2019	2018	$ Change
	The Company	RVI Predecessor
FFO	$26,133	$(4,202)	$30,335
Operating FFO	24,398	30,211	(5,813)

	Six Months
	Ended June 30,
	2019	2018	$ Change
	The Company	RVI Predecessor
FFO	$33,323	$(89,204)	$122,527
Operating FFO	48,746	59,824	(11,078)

The increase in FFO primarily was a result of debt extinguishment charges and transaction costs incurred in connection with the Company’s mortgage loan in 2018, partially offset by the dilutive impact from the disposition of assets.  The decrease in Operating FFO primarily was due to asset sales.

The Company’s reconciliation of net income (loss) to FFO and Operating FFO is as follows (in thousands).  The Company provides no assurances that these charges and income adjusted in the calculation of Operating FFO are non-recurring.  These charges and income could reasonably be expected to recur in future results of operations.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
	The Company	RVI Predecessor	The Company	RVI Predecessor
Net income (loss)	$13,617	$(29,839)	$13,607	$(174,156)
Depreciation and amortization of real estate investments	18,352	23,673	37,681	49,365
Impairment of real estate assets	7,110	15,060	13,200	48,680
Gain on disposition of real estate	(12,946)	(13,096)	(31,165)	(13,093)
FFO	26,133	(4,202)	33,323	(89,204)
Hurricane activity, net(A)	(4,662)	(126)	(2,854)	2,338
Separation charges	—	1,138	—	1,138
Other expenses(B)	2,927	33,401	18,277	145,552
Non-operating items, net	(1,735)	34,413	15,423	149,028
Operating FFO	$24,398	$30,211	$48,746	$59,824
(A)	The hurricane activity, net is summarized as follows (in thousands):
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
	The Company	RVI Predecessor	The Company	RVI Predecessor
Lost tenant revenue	$1,152	$2,787	$2,777	$6,570
Business interruption income	(2,000)	(3,100)	(2,000)	(5,100)
Property insurance proceeds in excess of receivable	(3,972)	—	(3,972)	—
Clean up costs and other uninsured expenses	158	187	341	868
	$(4,662)	$(126)	$(2,854)	$2,338
(B)	Amounts included in other expenses as follows (in millions):
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
	The Company	RVI Predecessor	The Company	RVI Predecessor
Transaction and other expenses	$—	$31.4	$0.9	$36.5
Debt extinguishment costs	2.9	2.0	17.4	109.0
	$2.9	$33.4	$18.3	$145.5

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company requires capital to fund its operating expenses, capital expenditures and investment activities.  Absent the occurrence of an Amortization Period (as described below), the Company’s capital sources may include cash on hand, cash flow from operations, as well as availability under its Revolving Credit Agreement (as defined below).

Debt outstanding was $774.9 million and $988.6 million at June 30, 2019 and December 31, 2018, respectively.  The Company’s mortgage loan generally requires interest only payments.  The Company intends to utilize net asset sale proceeds to repay the principal of the mortgage loan.  In July 2019, loan repayments of $48.5 million were made from the use of restricted cash.  In addition, and subject to maintaining its status as a REIT, the Company has agreed to repay SITE Centers for certain cash held in restricted accounts at the time of the separation and other amounts as soon as reasonably possible out of the Company’s operating cash flow but in no event later than March 31, 2020.  The amount payable to SITE Centers was $33.8 million at June 30, 2019.  While the Company currently believes it has several viable sources to obtain capital and fund its business, including capacity under the Revolving Credit Agreement, no assurance can be provided that its obligations, including the mortgage loan, will be refinanced or repaid as currently anticipated.

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

The loan facility is structured as an interest only loan throughout the initial two-year term and any exercised extension options. As a result, so long as no Amortization Period (as described below) or event of default exists, any property cash flows available following payment of debt service and funding of certain required reserve accounts (including reserves for payment of real estate taxes, insurance premiums, ground rents, tenant improvements and capital expenditures), will be available to the borrowers to pay operating expenses and for other general corporate purposes. An Amortization Period will be deemed to commence in the event the borrowers fail to achieve a Debt Yield of 10.0% at the end of any fiscal quarter. The Debt Yield as of June 30, 2019, was approximately 13.6%. During the pendency of an Amortization Period, any property cash flows available following payment of debt service and the funding of certain reserve accounts (including the reserve accounts referenced above and additional reserves established for payment of approved operating expenses, SITE Centers management fees, certain public company costs, certain taxes and the minimum cash portion of required REIT distributions) shall be applied to the repayment of the notes. During an Amortization Period, cash flow from the borrowers’ operations will only be made available to the Company to pay required REIT distributions in an amount equal to the minimum portion of required REIT distributions allowed by law to be paid in cash (currently 20%), with the remainder of required REIT distributions during an Amortization Period likely to be paid in common shares of the Company.

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

In connection with the refinancing in March 2019, the Company incurred $12.7 million of aggregate debt extinguishment costs which includes the write off of unamortized deferred financing costs.  See further discussion in Note 7, “Mortgage Indebtedness” of the Company’s combined and consolidated financial statements included herein.

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

The Company may redeem the RVI Preferred Shares, or any part thereof, at any time at a price payable per share calculated by dividing the number of RVI Preferred Shares outstanding on the redemption date into the difference of (x) $200 million minus (y) the aggregate amount of dividends previously distributed on the RVI Preferred Shares to be redeemed.  As of July 31, 2019, no dividends have been paid on the RVI Preferred Shares.

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

Dispositions

For the six months ended June 30, 2019, the Company sold seven shopping centers and two outparcels aggregating 1.9 million square feet, for an aggregate sales price of $261.4 million.

Cash Flow Activity

The Company expects that its core business of leasing space to well capitalized tenants will continue to generate consistent and predictable cash flow after expenses and interest payments.  As discussed above, in general, the Company intends to utilize net asset sale proceeds to: first, repay its mortgage loan and any other indebtedness (including any amounts owed to SITE Centers); second, make distributions on account of the RVI Preferred Shares up to the maximum preference amount and third, make distributions to holders of the Company’s common shares.

The Company’s cash flow activities are summarized as follows (in thousands):

	Six Months
	Ended June 30,
	2019	2018
	The Company	RVI Predecessor
Cash flow provided by operating activities	$41,577	$28,832
Cash flow provided by investing activities	231,652	100,079
Cash flow used for financing activities	(232,591)	(41,843)

Changes in cash flow compared to the prior comparable period are described as follows (in thousands):

Operating Activities: Cash provided by operating activities increased $12.7 million primarily due to reduction in Parent Company allocated expenses, partially offset by lower income related to property dispositions.

Investing Activities: Cash provided by investing activities increased $131.6 million primarily due to increase in proceeds from dispositions of real estate of $147.0 million, partially offset by an increase in real estate asset improvements of $28.9 million.

Financing Activities: Cash used for financing activities increased by $190.7 million primarily due to a $221.7 million increase in debt repayments, net of issuances and issuance costs.

CAPITALIZATION

At June 30, 2019, the Company’s capitalization consisted of $774.9 million of mortgage debt, $190.0 million of preferred shares and $662.7 million of market equity (market equity is defined as common shares outstanding multiplied by $34.80, the closing price of the Company’s common shares on the New York Stock Exchange on June 28, 2019, the last trading day of June), resulting in a debt to total market capitalization ratio of 0.48 to 1.0.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company had aggregate outstanding mortgage indebtedness of $774.9 million at June 30, 2019 with a maturity of March 2021, subject to three one-year extension options. In addition, the Company has two long-term ground leases in which it is the lessee.

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

Payable to SITE Centers

Pursuant to the terms of the Separation and Distribution Agreement, the Company is obligated to repay SITE Centers for certain cash balances held in restricted cash accounts on the separation date in connection with the Company’s mortgage loan and for certain other amounts.  The Company is obligated to repay these amounts to SITE Centers as soon as reasonably possible out of its operating cash flow but in no event later than March 31, 2020.  At June 30, 2019, the amount of this obligation totaled $33.8 million and is included in the line item Payable to SITE Centers on the Company’s consolidated balance sheet.

SITE Centers Guaranty

On July 2, 2018, SITE Centers provided an unconditional guaranty to PNC with respect to any obligations outstanding from time to time under the Company’s Revolving Credit Agreement.  In connection with this arrangement, the Company has agreed to pay to SITE Centers a guaranty commitment fee of 0.20% per annum on the committed amount of the Revolving Credit Agreement and a fee equal to 5.00% per annum on any amounts drawn by the Company under the Revolving Credit Agreement.  In the event SITE Centers pays any of the Company’s obligations on the Revolving Credit Agreement and the Company fails to reimburse such amount within three business days, the guaranty provides for default interest that accrues at a rate equal to the sum of the LIBOR rate plus 8.50% per annum.

Other Commitments

The Company has entered into agreements with general contractors related to its shopping centers having aggregate commitments of approximately $19.5 million at June 30, 2019.  These obligations, composed principally of construction contracts for the repair of the Puerto Rico properties, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow and recoveries on the Company’s property insurance claim. These contracts typically can be changed or terminated without penalty.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  At June 30, 2019, the Company had purchase order obligations, typically payable within one year, aggregating approximately $0.7 million related to the maintenance of its properties and general and administrative expenses.

Hurricane Loss

In 2017, Hurricane Maria made landfall in Puerto Rico and the Company’s 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA, were significantly impacted.  One of the assets (Plaza Palma Real, consisting of approximately 0.4 million square feet of Company-owned GLA) was severely damaged. At June 30, 2019, three anchor tenants and a few other tenants totaling 0.3 million square feet were open for business approximating 58% of Plaza Palma Real’s Company-owned GLA.  The other 11 assets sustained varying degrees of damage, consisting primarily of roof, HVAC system damage and water intrusion.  Although some of the tenant spaces remain untenantable, a majority of the Company’s leased space that was open prior to the storm was open for business by mid 2018.

The Company has engaged various consultants to assist with the damage scoping assessment and restoration work.  Restoration work is underway at all of the shopping centers, including Plaza Palma Real.  The Company anticipates that the repair and restoration work will be substantially complete by early 2020 and all of the interior work being complete by the end of 2020.  The timing and schedule of additional repair work to be completed are highly dependent upon any changes in the scope of work, the availability of building materials, supplies and skilled labor and the timing and amount of recoveries under the Company’s insurance policies.

The Company maintains insurance on its assets in Puerto Rico with policy limits of approximately $330 million for both property damage and business interruption.  The Company’s insurance policies are subject to various terms and conditions, including a combined property damage and business interruption deductible of approximately $5.5 million.  The Company estimates its aggregate property insurance claim, which includes costs to repair and rebuild, will approximate $183 million, of which $83.9 million had been paid through June 30, 2019, by the insurer.  This estimated claim amount excludes damage to the stores of certain continental U.S.-based anchor tenants who maintain their own property insurance on their Company-owned premises and are expected to make the required repairs to their stores at their own expense.  In addition, the Company estimates its business interruption claim, which includes costs to clean up and mitigate tenant losses, as well as lost revenue, estimated through June 30, 2019, to be approximately $38 million, of which $24.3 million has been paid through June 30, 2019 by the insurer.  Of the total amount paid, $15.1 million was received between October 2017 and June 30, 2018 and allocated only to SITE Centers, $7.2 million was received in the third and fourth quarters of 2018 and allocated between the Company and SITE Centers based upon the period of loss to which the payments related and $2.0 million was received in the second quarter of 2019 and allocated only to the Company.  These claim estimates are subject to change as the Company continues to assess the costs to repair damage.  The Company’s ability to repair its properties, and the cost of such repairs, could be negatively impacted by circumstances and events beyond the Company’s control, such as access to building materials, changes in the scope of work to be performed and the timing and amount of insurance claim proceeds.  Therefore, there can be no assurance that the Company’s estimates of property damage and lost rental revenue are accurate.  The Company believes it maintains adequate insurance coverage on each of its properties and is working closely with the insurance carrier to obtain the maximum amount of insurance recovery provided under the policies.  The insurer has reserved its rights with respect to certain aspects of coverage, and it is possible that the Company’s cost to repair the damages sustained may substantially exceed the amount the Company is ultimately able to recover from the insurer. The Company can give no assurances as to the amount of such recovery, the timing of payments or the resolution of the claims.

The Company’s business interruption insurance covers lost revenue through the period of property restoration and for up to 365 days following completion of restoration.  For the three and six months ended June 30, 2019, rental revenues of $1.2 million and $2.8 million, respectively, were not recorded because of lost tenant revenue attributable to Hurricane Maria that has been partially defrayed by insurance proceeds.  The Company will record revenue for covered business interruption claims in the period it determines that it is probable it will be compensated.  As such, there could be a delay between the rental period and the recording of revenue.  The amount of any future lost revenue depends on when properties are fully available for tenants’ re-occupancy which, in turn, is highly dependent upon the timing and progress of repairs.  For the six months ending June 30, 2019, the Company received $2.0 million of insurance proceeds related to business interruption claims.  The Company expects to make claims in future periods for lost revenue.  However, there can be no assurance that insurance claims will be resolved favorably to the Company or in a timely manner.

See further discussion in Item 1A., “Risk Factors–Damages Sustained on Account of Hurricane Maria May Exceed Insurance Recoveries,” in the Company’s Annual Report on 10-K for the year ended December 31, 2018 and Note 9, “Commitments and Contingencies,” of the Company’s combined and consolidated financial statements included herein. Note that pursuant to the terms of the Separation and Distribution Agreement, SITE Centers will be entitled to receive property damage claim proceeds to the extent it incurred unreimbursed repair costs prior to July 1, 2018 and business interruption claim proceeds to the extent it sustained revenue losses prior to that date.  Business interruption proceeds will continue to be recorded to revenue in the period that it is determined that the Company will be compensated.

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

ECONOMIC CONDITIONS

Despite recent tenant bankruptcies and increasing e-commerce distribution, the Company believes there is healthy tenant demand for quality locations within well-positioned shopping centers.  Further, the Company continues to see demand from a broad range of tenants for its continental U.S. space, particularly in the off-price sector, which the Company believes is a reflection of increasingly value-oriented consumers.  The RVI Portfolio has a diversified tenant base, with only four tenants whose annualized rental revenue equals or exceeds 3% of the Company’s annualized revenues at June 30, 2019 Walmart/Sam’s Club at 5.4%, Bed Bath & Beyond, which includes Bed Bath & Beyond, Cost Plus World Market and Christmas Tree Shops, at 3.5%, TJX Companies, which includes T.J. Maxx, Marshalls and HomeGoods at 3.0% and Petsmart at 3.0%.  Other significant tenants include Best Buy and Ross Stores, both of which have strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time.  The Company expects these tenants to continue to provide a stable revenue base, given the long-term nature of these leases.  Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus toward value and convenience, which the Company believes will enable many of its tenants to succeed even in a challenging economic environment.  Property revenues are generally derived from tenants with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance.  The Company recognizes the risks posed by the economy, but believes that the general diversity and credit quality of its tenant base should enable it to successfully navigate through a potentially challenging retail environment.

The retail sector continues to be affected by increasing competition, including the impact of e-commerce.  These dynamics are expected to continue to lead to store downsizing, closures and tenant bankruptcies.  In some cases, the loss of a weaker tenant or downsizing of space creates a value-add opportunity such as re-leasing space to a stronger retailer.  The loss of a tenant or downsizing of space can adversely affect the Company (see Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

The Company believes that its shopping center portfolio is generally high quality, as evidenced by the occupancy rates and in the average annualized base rent per occupied square foot.  The shopping center portfolio’s occupancy was 87.7% and 89.3% at June 30, 2019 and December 31, 2018, respectively.  The net decrease in the rate primarily was attributed to asset dispositions and a combination of anchor store tenant expirations and tenant bankruptcies.  The total portfolio average annualized base rent per occupied square foot was $15.76 at June 30, 2019, as compared to $15.45 at December 31, 2018.

At June 30, 2019, the Company owned 12 assets on the island of Puerto Rico aggregating 4.4 million square feet, representing 37% of Company-owned GLA and approximately 41% of both the Company’s total consolidated revenue and consolidated revenue less operating expenses (i.e., net operating income) for the six months ended June 30, 2019.  The Company believes that the tenants at its Puerto Rico assets (many of which are high-quality continental U.S. retailers, such as Walmart/Sam’s Club and the TJX Companies (T.J. Maxx and Marshalls)) typically cater to the local consumer’s desire for value, convenience and day-to-day necessities.  Nevertheless, there is continued concern about the strength of the Puerto Rican economy, the ability of the government of Puerto Rico to meet its financial obligations and the impact of the territory’s ongoing bankruptcy and debt restructuring process on the economy of Puerto Rico.  The impact of Hurricane Maria further exacerbated the concerns.  See Note 9, “Commitments and Contingencies,” to the Company’s combined and consolidated financial statements included herein and Item 1A., “Risk Factors–The Company is Subject to Risks Relating to the Puerto Rico Economy and Government,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

In addition to its goal of maximizing cash flow from property operations, the Company seeks to realize profits through the regular sale of assets to a variety of buyers.  The market upon which this aspect of the business plan relies is currently characterized as liquid but fragmented, with a wide range of generally small, non-institutional investors.  While some investors do not require debt financing, many seek to capitalize on leveraged returns using mortgage financing at interest rates well below the initial asset-level returns implied by disposition prices.  In addition to small, often local buyers, the Company also plans to transact with mid-sized institutional investors, some of which are domestic and foreign publicly traded companies.  Many larger domestic institutions, such as pension funds and insurance companies that were traditionally large buyers of retail real estate assets, have generally become less active participants in retail transaction markets over the last several years.  Lower participation of institutions and a generally smaller overall buyer pool has resulted in some level of pressure on asset prices, particularly for larger properties, though this impact remains highly heterogeneous and varies widely by market and specific assets.  Asset prices for retail real estate in Puerto Rico remain highly uncertain due to lack of transaction activity since Hurricane Maria.

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

The Company’s primary market risk exposure is interest rate risk.  At June 30, 2019 and December 31, 2018, the Company’s outstanding indebtedness was composed of all variable-rate debt.  At June 30, 2019, the Company’s carrying value of the variable-rate debt was $752.4 million and its fair value was $794.7 million.  At December 31, 2018, the Company’s carrying value of the variable-rate debt was $967.6 million and its fair value was $1,016.1 million.  If interest rates were to increase by 1.00%, or 100 basis-points, the fair value of the debt would be $794.0 million and $1,014.6 million at June 30, 2019 and December 31, 2018, respectively.  The sensitivity to changes in interest rates of the Company’s variable-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above. A 100 basis-point increase in short-term market interest rates on variable-rate debt at June 30, 2019, would result in an increase in interest expense of approximately $3.9 million for the six-month period ended June 30, 2019.

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

The Company intends to continually monitor and actively manage interest costs on any variable-rate debt portfolio and may enter into swap positions or interest rate caps.  Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of June 30, 2019, the Company had no other material exposure to market risk.

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

For the three months ended June 30, 2019, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.	RISK FACTORS

None.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1–30, 2019	15	$31.17	—	—
May 1–31, 2019	—	—	—	—
June 1–30, 2019	—	—	—	—
Total	15	$31.17	—	—

(1)

Consists of common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted equity distributed in connection with the Company’s separation from SITE Centers.

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

Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1,[2]

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[2]

101.SCH	XBRL Taxonomy Extension Schema Document [2]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [2]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [2]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document [2]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [2]
1	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.
2	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i)  Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Combined and Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2019 and 2018, (iii) Combined and Consolidated Statements of Equity for the Three and Six Months Ended June 30, 2019 and 2018, (iv) Combined and Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018 and (v) Notes to Condensed Combined and Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Retail Value Inc.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President and Chief Accounting Officer (Authorized Officer)
Date: August 6, 2019