Form 10-Q
period 2019-09-30
Retail Value Inc.
filed 2019-11-05
CIK 1735184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-38517

RETAIL VALUE INC.

(Exact name of registrant as specified in its charter)

Ohio	82-4182996
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3300 Enterprise Parkway Beachwood, OH	44122
(Address of principal executive offices)	(Zip Code.)

Registrant’s telephone number, including area code:   (216) 755-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, Par Value $0.10 Per Share	RVI	New York Stock Exchange

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

As of October 31, 2019, the registrant had 19,052,138 shares of common stock, $0.10 par value per share, outstanding.

Retail Value Inc.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED September 30, 2019

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements - Unaudited
	Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	2
	Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended September 30, 2019 and for the period from July 1, 2018 to September 30, 2018	3
	Combined and Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine Months Ended September 30, 2019 and for the period from July 1, 2018 to September 30, 2018 and for the period from January 1, 2018 to June 30, 2018	4
	Combined and Consolidated Statements of Equity for the Three and Nine Months Ended September 30, 2019 and for the period from July 1, 2018 to September 30, 2018 and for the period from January 1, 2018 to June 30, 2018	5
	Combined and Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and for the period from July 1, 2018 to September 30, 2018 and for the period from January 1, 2018 to June 30, 2018	6
	Notes to Condensed Combined and Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	39

SIGNATURES		40

Retail Value Inc.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share amounts)

	September 30, 2019	December 31, 2018
Assets
Land	$539,069	$622,827
Buildings	1,407,000	1,629,862
Fixtures and tenant improvements	152,496	172,679
	2,098,565	2,425,368
Less: Accumulated depreciation	(662,728)	(704,401)
	1,435,837	1,720,967
Construction in progress	26,961	26,070
Total real estate assets, net	1,462,798	1,747,037
Cash and cash equivalents	71,322	44,565
Restricted cash	99,152	66,634
Accounts receivable	24,247	31,426
Property insurance receivable	—	29,422
Other assets, net	28,543	43,560
	$1,686,062	$1,962,644
Liabilities and Equity
Mortgage indebtedness, net	$654,723	$967,569
Payable to SITE Centers	16,668	33,985
Accounts payable and other liabilities	58,437	84,832
Dividends payable	—	24,005
Total liabilities	729,828	1,110,391
Commitments and contingencies (Note 9)
Redeemable preferred equity	190,000	190,000
Retail Value Inc. shareholders' equity
Common shares, with par value, $0.10 stated value; 200,000,000 shares authorized; 19,052,592 and 18,465,165 shares issued at September 30, 2019 and December 31, 2018, respectively	1,905	1,846
Additional paid-in capital	692,966	675,566
Retained earnings (accumulated distributions in excess of net income )	71,378	(15,153)
Less: Common shares in treasury at cost: 448 and 267 shares at September 30, 2019 and December 31, 2018, respectively	(15)	(6)
Total equity	766,234	662,253
	$1,686,062	$1,962,644

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited, in thousands, except per share amounts)

	For the Three	For the Period from
	Months Ended	July 1, 2018 to
	September 30, 2019	September 30, 2018
Revenues from operations:
Rental income	$54,291	$67,202
Business interruption income	5,675	2,404
Other income	894	49
	60,860	69,655
Rental operation expenses:
Operating and maintenance	9,819	10,376
Real estate taxes	6,900	9,062
Property and asset management fees	5,104	6,552
Impairment charges	19,790	4,420
Hurricane property insurance (income) loss, net	(72,602)	155
General and administrative	1,111	1,009
Depreciation and amortization	17,676	22,138
	(12,202)	53,712
Other income (expense):
Interest expense	(9,381)	(17,050)
Debt extinguishment costs	(1,949)	(2,713)
Transaction costs	(19)	(179)
Other income, net	—	445
Gain on disposition of real estate, net	10,483	9,835
	(866)	(9,662)
Income before tax expense	72,196	6,281
Tax benefit (expense)	72	(328)
Net income	$72,268	$5,953
Comprehensive income	$72,268	$5,953

Per share data:
Basic and diluted	$3.79	$0.32

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

Retail Value Inc.

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except per share amounts)

	For the Nine	For the Period from	For the Period from
	Months Ended	July 1, 2018 to	January 1, 2018 to
	September 30, 2019	September 30, 2018	June 30, 2018
	The Company		RVI Predecessor
Revenues from operations:
Rental income	$174,736	$67,202	$149,825
Business interruption income	7,675	2,404	5,100
Other income	945	49	309
	183,356	69,655	155,234
Rental operation expenses:
Operating and maintenance	30,722	10,376	24,608
Real estate taxes	21,579	9,062	19,571
Property and asset management fees	16,739	6,552	6,819
Impairment charges	32,990	4,420	48,680
Hurricane property insurance (income) loss, net	(76,233)	155	868
General and administrative	3,054	1,009	7,638
Depreciation and amortization	55,409	22,138	50,144
	84,260	53,712	158,328
Other expense:
Interest expense	(34,201)	(17,050)	(37,584)
Debt extinguishment costs	(19,358)	(2,713)	(109,036)
Transaction costs	(37)	(179)	(33,325)
Other (expense) income, net	(850)	445	(3)
Gain on disposition of real estate, net	41,648	9,835	13,096
	(12,798)	(9,662)	(166,852)
Income (loss) before tax expense	86,298	6,281	(169,946)
Tax expense	(423)	(328)	(4,210)
Net income (loss)	$85,875	$5,953	$(174,156)
Comprehensive income (loss)	$85,875	$5,953	$(174,156)

Per share data:
Basic and diluted	$4.52	$0.32	N/A

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

Retail Value Inc.

COMBINED AND CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands)

	Common Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Distributions in Excess of Net Income)	Treasury Stock at Cost	Total
The Company
Balance as of December 31, 2018	$1,846	$675,566	$(15,153)	$(6)	$662,253
Issuance of common shares related to stock plans	58	17,099	—	—	17,157
Repurchase of common shares	—	—	—	(4)	(4)
Adoption of ASC Topic 842 (Leases)	—	—	700	—	700
Dividends declared	—	—	(44)	—	(44)
Net income	—	—	13,607	—	13,607
Balance, June 30, 2019	1,904	692,665	(890)	(10)	693,669
Issuance of common shares related to stock plans	1	301	—	10	312
Repurchase of common shares	—	—	—	(15)	(15)
Net income	—	—	72,268	—	72,268
Balance, September 30, 2019	$1,905	$692,966	$71,378	$(15)	$766,234

	RVI Predecessor Equity	Common Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Distributions in Excess of Net Income)	Treasury Stock at Cost	Total
RVI Predecessor
Balance, December 31, 2017	$1,090,464	$—	$—	$—	$—	$1,090,464
Net transactions with SITE Centers	(227,000)	—	—	—	—	(227,000)
Net loss	(174,156)	—	—	—	—	(174,156)
Balance, June 30, 2018	$689,308	$—	$—	$—	$—	$689,308

The Company
Contributions from SITE Centers	$—	$1,846	$675,566	$—	$(3)	$677,409
Net income	—	—	—	5,953	—	5,953
Balance, September 30, 2018	$—	$1,846	$675,566	$5,953	$(3)	$683,362

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

Retail Value Inc.

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For the Nine	For the Period from	For the Period from
	Months Ended	July 1, 2018 to	January 1, 2018 to
	September 30, 2019	September 30, 2018	June 30, 2018
	The Company		RVI Predecessor
Cash flow from operating activities:
Net income (loss)	$85,875	$5,953	$(174,156)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	55,409	22,138	50,144
Amortization and write-off of above- and below- market leases, net	(938)	(590)	(928)
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	13,376	3,742	14,556
Gain on disposition of real estate, net	(41,648)	(9,835)	(13,096)
Property insurance proceeds in excess of receivable	(74,489)	—	—
Impairment charges	32,990	4,420	48,680
Loss on debt extinguishment	235	39	97,077
Interest rate hedging activities	1,152	—	(4,538)
Assumption of buildings due to ground lease terminations	(830)	—	(2,150)
Valuation allowance of prepaid taxes	—	—	3,991
Net change in accounts receivable	3,575	(1,273)	(4,664)
Net change in accounts payable and other liabilities	(6,053)	1,634	15,472
Net change in other operating assets	2,799	(3,594)	(1,556)
Total adjustments	(14,422)	16,681	202,988
Net cash flow provided by operating activities	71,453	22,634	28,832
Cash flow from investing activities:
Real estate improvements to operating real estate	(65,147)	(21,353)	(20,461)
Proceeds from disposition of real estate	298,958	153,747	100,347
Hurricane property insurance proceeds	104,267	—	20,193
Net repayments to SITE Centers	(17,000)	(966)	—
Net cash flow provided by investing activities	321,078	131,428	100,079
Cash flow from financing activities:
Repayment of Parent Company unsecured debt	—	—	(899,880)
Proceeds from mortgage debt	900,000	—	1,350,000
Repayment of mortgage debt	(1,214,514)	(117,044)	(421,344)
Payment of debt issuance costs	(11,895)	(252)	(32,755)
Net transactions with SITE Centers	—	—	(37,864)
Dividends paid	(6,847)	—	—
Net cash flow used for financing activities	(333,256)	(117,296)	(41,843)

Net increase in cash, cash equivalents and restricted cash	59,275	36,766	87,068
Cash, cash equivalents and restricted cash, beginning of period	111,199	95,386	8,318
Cash, cash equivalents and restricted cash, end of period	$170,474	$132,152	$95,386

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

Notes to Combined and Consolidated Financial Statements

1.	Nature of Business

On July 1, 2018, SITE Centers Corp., formerly known as DDR Corp. (“SITE Centers” or the “Manager”), completed the separation of Retail Value Inc., an Ohio corporation formed in December 2017 that owned and operated a portfolio of 48 real estate assets at the time of the separation that included 36 continental U.S. assets and 12 Puerto Rico assets (collectively, “RVI” the “RVI Predecessor” or the “Company”), into an independent public company.  At September 30, 2019, RVI owned 29 properties that included 17 continental U.S. assets and 12 Puerto Rico assets comprising 12 million square feet of gross leasable area (“GLA”) and located in 11 states and Puerto Rico.  These properties serve as direct or indirect collateral for a mortgage loan which, as of September 30, 2019, had an aggregate principal balance of $674.3 million.

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

Reclassifications

Certain amounts in prior periods have been reclassified in order to conform with the current period’s presentation.  The Company reclassified $2.2 million and $7.6 million of contractual lease payments from Other Income to Rental Income within total revenues on its combined statements of operations for the period from July 1, 2018 to September 30, 2018 and for the period from January 1, 2018 to June 30, 2018, respectively, in connection with the adoption of Accounting Standards Update (“ASU”) No. 2016-02—Leases, as amended (“Topic 842”), as discussed below.

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

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	For the Nine	For the Period from	For the Period from
	Months Ended	July 1, 2018 to	January 1, 2018 to
	September 30, 2019	September 30, 2018	June 30, 2018
	The Company		RVI Predecessor
Contribution of net assets from SITE Centers	$—	$677.4	$—
Accounts payable related to construction in progress	10.9	17.2	10.1
Stock dividends	17.2	—	—
Assumption of buildings due to ground lease termination	0.8	—	2.2
Receivable and reduction of real estate assets, net - related to hurricane	—	—	6.1

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
4.	Other Assets, net

Other Assets, Net on the Company’s consolidated balance sheets consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Intangible assets:
In-place leases, net	$6,323	$11,926
Above-market leases, net	1,036	2,001
Lease origination costs, net	1,023	1,713
Tenant relations, net	10,696	16,242
Total intangible assets, net(A)	19,078	31,882
Operating lease ROU assets(B)	1,763	—
Other assets:
Prepaid expenses	7,397	10,011
Deposits	140	194
Deferred charges, net	130	179
Other assets(C)	35	1,294
Total other assets, net	$28,543	$43,560

Accounts payable and other liabilities:
Below-market leases, net(A)	$(20,465)	$(33,914)
(A)	In the event a tenant terminates its lease prior to the contractual expiration, the unamortized portion of the related intangible asset or liability is adjusted to reflect the updated lease term.
(B)	Operating lease ROU assets are discussed further in Notes 1 and 5.
(C)	Included $1.2 million fair value of an interest rate cap at December 31, 2018, which was terminated in March 2019.

5.	Leases

Lessee

The Company is engaged in the operation of shopping centers that are either owned or, with respect to certain shopping centers, operated under long-term ground leases that expire at various dates through 2033.  The Company determines if an arrangement is a lease at inception.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.  Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the term of the lease.  As most of the Company’s leases do not include an implicit rate, the Company used its incremental borrowing rate based on the information available at the commencement date of the standard in determining the present value of lease payments.  For each lease, the Company utilized a market-based approach to estimate the incremental borrowing rate (“IBR”), which required significant judgment.  The Company estimated base IBRs based on an analysis of (i) yields on comparable companies, (ii) observable mortgage rates and (iii) unlevered property yields and discount rates.  The Company applied adjustments to the base IBRs to account for full collateralization and lease term.  Operating lease ROU assets also include any lease payments made.  The Company has options to extend certain of the ground leases; however, these options were not considered as part of the lease term when calculating the lease liability as they were not reasonably certain to be exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Operating lease ROU assets and operating lease liabilities are in the Company’s consolidated balance sheet as follows (in thousands):

	Classification	September 30, 2019
Operating Lease ROU Assets	Other Assets, Net	$1,763

Operating Lease Liabilities	Accounts Payable and Other Liabilities	$2,890

Operating lease expenses, including straight-line expense, are included in Operating and Maintenance Expense for the Company’s ground leases and aggregated $0.1 million and $0.3 million for the three and nine months ended September 30, 2019, respectively.  Supplemental information related to leases was as follows:

September 30, 2019
Weighted-Average Remaining Lease Term	11.6 years
Weighted-Average Discount Rate	6.6%
Cash paid for amounts included in the measurement — operating cash flows from lease liabilities (in thousands)	$303

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

Year	Minimum Rental Revenues	Minimum Rental Payments
2019	$169,109	$405
2020	143,736	414
2021	118,947	423
2022	92,495	433
2023	65,225	217
Thereafter	195,610	2,806
	$785,122	$4,698

As determined under Topic 842, maturities of lease liabilities were as follows for the 12-month periods ending September 30, (in thousands):

Year	September 30,
2020	$412
2021	421
2022	430
2023	271
2024	225
Thereafter	2,637
Total lease payments	4,396
Less imputed interest	(1,506)
Total	$2,890

Lessor

Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms generally ranging from one month to 30 years and for rents which, in some cases, are subject to upward adjustments based on operating expense levels, sales volume or contractual increases as defined in the lease agreements.

The scheduled future minimum rental revenues from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions, as determined under Topic 842 for such premises for the 12-month periods ending September 30, were as follows (in thousands):

Year Ending	September 30,
2020	$145,376
2021	124,284
2022	101,298
2023	75,791
2024	52,416
Thereafter	194,695
Total	$693,860
6.	Credit Agreement

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

At September 30, 2019, there were no amounts outstanding under the Revolving Credit Agreement.
7.	Mortgage Indebtedness

On March 11, 2019, certain wholly-owned subsidiaries of the Company entered into a mortgage loan with an initial aggregate principal amount of $900 million.  Substantially all proceeds from the mortgage loan were used to refinance and prepay all amounts outstanding under the Company’s February 2018 mortgage loan in the original aggregate principal amount of $1.35 billion. The outstanding aggregate principal amount of the mortgage loan was $674.3 million at September 30, 2019.  The borrowers’ obligations are evidenced by promissory notes which are secured by, among other things: (i) mortgages encumbering the borrowers’ properties located in the continental U.S. (which comprise substantially all of the Company’s properties located in the continental U.S.) and Plaza Del Sol located in Bayamon, Puerto Rico (collectively, the “Mortgaged Properties”); (ii) a pledge of the equity of the Company’s subsidiaries that own each of the Company’s properties located in Puerto Rico (collectively, the “Pledged Properties”) and a pledge of related rents and other cash flows, insurance proceeds and condemnation awards; and (iii) a pledge of any reserves and accounts of any borrower.

The loan facility will mature on March 9, 2021, subject to three one-year extensions at borrowers’ option based on certain conditions of the agreement.  The initial weighted-average interest rate applicable to the notes was equal to one-month LIBOR plus a spread of 2.30% per annum, provided that such spread is subject to an increase of 0.25% per annum in connection with any exercise of the third extension option.  Application of voluntary prepayments, as described below, will cause the weighted-average interest rate to increase over time.  At September 30, 2019, the interest rate of the Company’s mortgage loan was 4.7%.

The loan facility is structured as an interest only loan throughout the initial two-year term and any exercised extension options. As a result, so long as the borrowers maintain a minimum debt yield of 10% with respect to the Mortgaged Properties and no event of default exists, any property cash flows available following payment of debt service and funding of certain required reserve accounts (including reserves for payment of real estate taxes, insurance premiums, ground rents, tenant improvements and capital expenditures), will be available to the borrowers to pay operating expenses and for other general corporate purposes. The debt yield with respect to the Mortgaged Properties was 13.9% as of September 30, 2019.

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

Considerable judgment is necessary to develop estimated fair values of financial instruments.  Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The carrying amount of debt was $654.7 million and $967.6 million at September 30, 2019 and December 31, 2018, respectively.  The fair value of debt was $699.2 million and $1,016.1 million at September 30, 2019 and December 31, 2018, respectively.

Interest Rate Cap

In March 2018, the Company entered into an interest rate cap in connection with entering into the mortgage loan, which was terminated with the new mortgage financing (Note 7).  At December 31, 2018, the notional amount of the interest rate cap was $1.0 billion.  The fair value of the interest rate cap was $1.2 million at December 31, 2018, and was included in Other Assets.  In March 2019, in connection with the mortgage refinancing, the interest rate cap was terminated and the Company received $0.3 million upon final settlement.
9.	Commitments and Contingencies

Hurricane Loss

In 2017, Hurricane Maria made landfall in Puerto Rico.  At September 30, 2019, the Company owned 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA.  One of the 12 assets (Plaza Palma Real, consisting of approximately 0.4 million of Company-owned GLA) was severely damaged in Hurricane Maria.  At September 30, 2019, three anchor tenants and a few other tenants totaling 0.3 million square feet were open for business approximating 61% of Plaza Palma Real’s Company-owned GLA.  The other 11 assets sustained varying degrees of damage, consisting primarily of roof, HVAC system damage and water intrusion.  Although some of the tenant spaces remain untenantable, a majority of the Company’s leased space that was open prior to the storm was open for business by mid-2018.

Restoration work is underway at all of the shopping centers.  The Company anticipates that the repair and restoration work will be substantially complete by mid-2020.  The timing and schedule of additional repair work to be completed are highly dependent upon any changes in the scope of work, the availability of building materials, supplies and skilled labor.

In August 2019, the Company reached a settlement with its insurer with respect to the Company’s claims relating to the hurricane.  Pursuant to the settlement, the insurer agreed to pay the Company $154.4 million on account of property damage caused by the hurricane, of which $83.9 million had been paid to the Company prior to the settlement, and $31.3 million on account of the Company’s business interruption claim, of which $24.3 million had been paid to the Company prior to the settlement.  As a result, in the third quarter of 2019, the insurer made a net payment of $77.5 million to the Company in full settlement of the Company’s claims related to the hurricane.  Pursuant to the terms of the Separation and Distribution Agreement, $0.8 million of this amount was paid to SITE Centers on account of unreimbursed business interruption losses incurred through June 30, 2018.  The property damage settlement proceeds are reflected in the Company’s consolidated balance sheet as Restricted Cash and will be disbursed to the Company in accordance with the terms of the Company’s mortgage financing.

The Company’s Property Insurance Receivable was $29.4 million at December 31, 2018.  The December 31, 2018 balance represented the estimated insurance recoveries related to the net book value of the property damage written off, as well as other expenses, as the Company believed it was probable that the insurance recovery, net of the deductible, would exceed the net book value of the damaged property.  Hurricane Property Insurance Income on the Company’s Statement of Operations for the three and nine months ended September 30, 2019 includes $70.5 million and $74.5 million, respectively, resulting from the excess payments made by the insurer over the $78.8 million of the estimated net book value written off.  The Company received $104.3 million of the $154.4 million during the nine months ended September 30, 2019, toward its final settled property insurance claim.

For the three and nine months ended September 30, 2019, rental revenues of $0.2 million and $2.9 million, respectively, and for the period from July 1, 2018 to September 30, 2018 and for the period from January 1, 2018, to June 30, 2018, rental revenues of $2.4 million and $6.6 million, respectively, were not recorded because of lost tenant revenue attributable to the hurricane that has been partially defrayed by insurance proceeds.  The Company records revenue for covered business interruption in the period it determines it is probable it will be compensated and all the applicable contingencies with the insurance company have been resolved.  For all periods presented, the Company recorded insurance proceeds received as Business Interruption Income on the Company’s combined and consolidated statements of operations.

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

The following table presents information about the Company’s impairment charges on nonfinancial assets that were measured on a fair-value basis for the nine months ended September 30, 2019.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
Long-lived assets held and used
September 30, 2019	$—	$—	$73.1	$73.1	$33.0

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions):

Quantitative Information about Level 3 Fair Value Measurements

Description	Fair Value at September 30, 2019	Valuation Technique	Unobservable Inputs	Range
Impairment of assets	$47.1	Income Capitalization Approach	Market Capitalization Rate	8.1%-9.1%
	26.0	Discounted Cash Flow	Discount Rate	9.5%-18.1%
			Terminal Capitalization Rate	7.0%-10.0%

11.	Transactions with SITE Centers

The following table presents fees and other amounts charged by SITE Centers (in thousands):

	For the Three	For the Period from
	Months Ended	July 1, 2018 to
	September 30, 2019	September 30, 2018
Management fees	$2,676	$3,283
Asset management fees	2,428	3,269
Leasing commissions	366	665
Maintenance services and other	360	406
Disposition fees	546	1,622
Credit facility guaranty and debt refinancing fees	60	60
Legal fees	221	266
	$6,657	$9,571

	For the Nine	For the Period from	For the Period from
	Months Ended	July 1, 2018 to	January 1, 2018 to
	September 30, 2019	September 30, 2018	June 30, 2018
	The Company		RVI Predecessor
Management fees(A)	$8,671	$3,283	$6,819
Asset management fees (B)	8,068	3,269	—
Leasing commissions(C)	1,811	665	982
Insurance premiums(D)	—	—	2,084
Maintenance services and other(E)	1,115	406	1,085
Disposition fees(F)	3,160	1,622	1,058
Credit facility guaranty and debt refinancing fees(G)	1,860	60	—
Legal fees(H)	578	266	—
	$25,263	$9,571	$12,028
(A)

Beginning on July 1, 2018, property management fees are generally calculated based on a percentage of tenant cash receipts collected during the three months immediately preceding the most recent June 30 or December 31.  Prior to the spin-off, calculated pursuant to the respective management agreements.

(B)	Asset management fees are generally calculated at 0.5% per annum of the gross asset value as determined on the immediately preceding June 30 or December 31.
(C)	Leasing commissions represent fees charged for the execution of the leasing of retail space. Leasing commissions are included within Real Estate Assets on the consolidated balance sheets.
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

(F)

Disposition fees equal 1% of the gross sales price of each asset sold.  Disposition fees are included within Gain on Disposition of Real Estate on the combined and consolidated statements of operations.

(G)

The Company paid a debt financing fee equal to 0.20% of the aggregate principal amount of the mortgage refinancing closed in March 2019 (Note 7).  For periods after July 1, 2018, the credit facility guaranty fee equals 0.20% per annum of the aggregate commitments under the Revolving Credit Agreement plus an amount equal to 5.0% per annum times the average aggregate daily principal amount of loans plus the aggregate stated average daily amount of letters of credit outstanding under the Revolving Credit Agreement (Note 6).  Credit facility guaranty fees are included within Interest Expense on the consolidated statements of operations.

(H)	Legal fees charged for collection activity, negotiating and reviewing tenant leases and contracts for asset dispositions.

As of September 30, 2019 and December 31, 2018, the Company had amounts payable to SITE Centers of $16.7 million and $34.0 million, respectively.  The amounts are included as Payables to SITE Centers on the consolidated balance sheets and primarily represent amounts owed to SITE Centers for restricted cash escrows held by the mortgage lender at the time of the Company’s separation from SITE Centers.
12.	Earnings Per Share

The following table provides the net income and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding, and “diluted” EPS (in thousands, except per share amounts):

	For the Three	For the Period from	For the Nine
	Months Ended	July 1, 2018 to	Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019
Numerators – Basic and Diluted
Net income attributable to common shareholders after allocation to participating securities	$72,268	$5,953	$85,875
Denominators – Number of Shares
Basic and Diluted—Average shares outstanding	19,052	18,464	18,993
Income Per Share:
Basic and Diluted	$3.79	$0.32	$4.52

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

The Company has two reportable operating segments: continental U.S. and Puerto Rico.  The table below presents information about the Company’s reportable operating segments (in thousands):

	For the Three Months Ended September 30, 2019
	Continental U.S.	Puerto Rico	Other	Total
The Company
Lease revenue and other property revenue	$29,857	$31,003		$60,860
Rental operation expenses	(8,801)	(7,918)		(16,719)
Net operating income	21,056	23,085		44,141
Property and asset management fees	(2,650)	(2,454)		(5,104)
Impairment charges	(15,310)	(4,480)		(19,790)
Hurricane property insurance income (loss), net		72,602		72,602
Depreciation and amortization	(10,282)	(7,394)		(17,676)
Unallocated expenses(A)			$(12,460)	(12,460)
Gain on disposition of real estate, net	10,483			10,483
Income before tax expense				$72,196

	For the Period from July 1, 2018 to September 30, 2018
	Continental U.S.	Puerto Rico	Other	Total
The Company
Lease revenue and other property revenue	$44,692	$24,963		$69,655
Rental operation expenses	(12,961)	(6,477)		(19,438)
Net operating income	31,731	18,486		50,217
Property and asset management fees	(3,933)	(2,619)		(6,552)
Impairment charges	(4,420)			(4,420)
Hurricane property insurance income (loss), net		(155)		(155)
Depreciation and amortization	(16,118)	(6,020)		(22,138)
Unallocated expenses(A)			$(20,506)	(20,506)
Gain on disposition of real estate, net	9,835			9,835
Income before tax expense				$6,281

As of September 30, 2018:
Total gross real estate assets	$1,563,394	$1,011,223		$2,574,617

	For the Nine Months Ended September 30, 2019
	Continental U.S.	Puerto Rico	Other	Total
The Company
Lease revenue and other property revenue	$101,920	$81,436		$183,356
Rental operation expenses	(29,768)	(22,533)		(52,301)
Net operating income	72,152	58,903		131,055
Property and asset management fees	(9,100)	(7,639)		(16,739)
Impairment charges	(28,510)	(4,480)		(32,990)
Hurricane property insurance income (loss), net		76,233		76,233
Depreciation and amortization	(34,676)	(20,733)		(55,409)
Unallocated expenses(A)			$(57,500)	(57,500)
Gain on disposition of real estate, net	41,648			41,648
Income before tax expense				$86,298

As of September 30, 2019:
Total gross real estate assets	$1,049,465	$1,076,061		$2,125,526

	For the Period from January 1, 2018 to June 30, 2018
	Continental U.S.	Puerto Rico	Other	Total
RVI Predecessor
Lease revenue and other property revenue	$103,264	$51,970		$155,234
Rental operation expenses	(30,228)	(13,951)		(44,179)
Net operating income	73,036	38,019		111,055
Property and asset management fees	(3,589)	(3,230)		(6,819)
Impairment charges	(48,680)			(48,680)
Hurricane property insurance income (loss), net		(868)		(868)
Depreciation and amortization	(37,339)	(12,805)		(50,144)
Unallocated expenses(A)			$(187,586)	(187,586)
Gain on disposition of real estate, net	13,096			13,096
Loss before tax expense				$(169,946)
(A)	Unallocated expenses consist of General and Administrative Expenses, Interest Expense and Other Expenses as listed in the Company’s combined and consolidated statements of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RVI is an Ohio company formed in December 2017 that, as of September 30, 2019, owned and operated a portfolio of 29 assets, composed of 17 continental U.S. assets and 12 assets in Puerto Rico.  These properties consisted of retail shopping centers composed of 12 million square feet of Company-owned gross leasable area (“GLA”) and were located in 11 states and Puerto Rico.  The Company’s continental U.S. assets comprised 56% and the properties in Puerto Rico comprised 44% of its total consolidated revenue for the nine months ended September 30, 2019.  The Company’s centers have a diverse tenant base that includes national retailers such as Walmart/Sam’s Club, Bed, Bath & Beyond, PetSmart, the TJX Companies (T.J. Maxx, Marshalls and HomeGoods), Kohl’s, Best Buy, Gap, and Michaels.  At September 30, 2019, the aggregate occupancy of the Company’s shopping center portfolio was 87.8%, and the average annualized base rent per occupied square foot was $15.71.  Prior to the Company’s separation on July 1, 2018, the Company was a wholly-owned subsidiary of SITE Centers Corp. (“SITE Centers” or the “Parent Company”).

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

The Company expects to focus on realizing value in its portfolio through operations and sales of its assets.  The Company primarily intends to use net asset sale proceeds first to repay mortgage debt, second to make distributions on account of the RVI Preferred Shares, up to the preference amount, and third to make distributions to holders of the Company’s common shares.  In addition, pursuant to the Separation and Distribution Agreement, and subject to maintaining its status as a Real Estate Investment Trust (“REIT”), the Company has agreed to repay to SITE Centers certain cash balances held in restricted accounts on the separation date in connection with the original mortgage loan.  The Company has agreed to pay these amounts ($16.7 million as of September 30, 2019) to SITE Centers as soon as reasonably possible out of its operating cash flow but in no event later than March 31, 2020.

From January 1, 2019 through September 30, 2019, the Company sold the following assets (in thousands):

Date Sold	Property Name	City, State	Total Owned GLA	Gross Sales Price
2/8/19	Millenia Plaza	Orlando, FL	412	$56,400
2/27/19	Homestead Pavilion - TD Bank outparcel	Homestead, FL	4	4,091
3/1/19	West Allis Center - Chick-Fil-A outparcel	Milwaukee, WI	5	2,211
3/4/19	Lowe's Home Improvement	Hendersonville, TN	129	16,058
3/26/19	Midway Marketplace	St. Paul, MN	324	31,210
4/5/19	Mariner Square	Spring Hill, FL	194	17,000
5/23/19	Shoppers World of Brookfield	Brookfield, WI	203	19,450
5/31/19	Homestead Pavilion	Homestead, FL	295	62,250
6/13/19	Beaver Creek Crossings	Apex, NC	321	52,750
8/7/19	Harbison Court	Columbia, SC	242	36,500
8/9/19	West Allis Center	West Allis, WI	259	18,100
			2,388	$316,020

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

RESULTS OF OPERATIONS

Where used, references to “Comparable Portfolio Properties” reflect shopping center properties owned as of September 30, 2019.

Revenues from Operations (in thousands)

	For the Three	For the Period from
	Months Ended	July 1, 2018 to
	September 30, 2019	September 30, 2018	$ Change
Rental income	$54,291	$67,202	$(12,911)
Business interruption income	5,675	2,404	3,271
Other income	894	49	845
Total revenues	$60,860	$69,655	$(8,795)

	For the Nine	For the Period from	For the Period from
	Months Ended	July 1, 2018 to	January 1, 2018 to	YTD
	September 30, 2019	September 30, 2018	June 30, 2018	$ Change
	The Company		RVI Predecessor
Rental income (A)	$174,736	$67,202	$149,825	$(42,291)
Business interruption income(B)	7,675	2,404	5,100	171
Other income	945	49	309	587
Total revenues (C), (D)	$183,356	$69,655	$155,234	$(41,533)
(A)

Includes a reduction associated with Hurricane Maria for the Puerto Rico properties that has been partially defrayed by insurance proceeds as noted in (B) and (C) below. In addition, the Company adopted Accounting Standards Update No. 2016-02—Leases, as amended (“Topic 842”), using the modified retrospective approach as of January 1, 2019, and elected to apply the transition provisions of the standard at the beginning of the period of adoption.  As the Company adopted the practical expedient with regards to not separating lease and non-lease components, all rental income earned pursuant to tenant leases, including the provision for uncollectible amounts, is reflected as one line item, “Rental Income,” in the consolidated statements of operations for the three and nine months ended September 30, 2019.  See further discussion of 2018 reclassification impact in Note 3, “Summary of Significant Accounting Policies,” to the Company’s combined and consolidated financial statements included herein.

The following tables summarize the key components of the 2019 rental income as compared to 2018:

	For the Three	For the Period from
	Months Ended	July 1, 2018 to
Contractual Lease Payments	September 30, 2019	September 30, 2018	$ Change
Base and percentage rental income	$37,894	$48,944	$(11,050)
Recoveries from tenants	13,569	16,057	(2,488)
Lease termination fees and ancillary rental income	3,059	2,201	858
Bad debt	(231)	N/A	(231)
Total contractual lease payments	$54,291	$67,202	$(12,911)

	For the Nine	For the Period from	For the Period from
	Months Ended	July 1, 2018 to	January 1, 2018 to	YTD
Contractual Lease Payments	September 30, 2019	September 30, 2018	June 30, 2018	$ Change
	The Company		RVI Predecessor
Base and percentage rental income(1)	$124,233	$48,944	$104,837	$(29,548)
Recoveries from tenants(2)	42,650	16,057	37,345	(10,752)
Lease termination fees and ancillary rental income	7,811	2,201	7,643	(2,033)
Bad debt(3)	42	N/A	N/A	42
Total contractual lease payments	$174,736	$67,202	$149,825	$(42,291)
(1)	The following table presents the statistics for the Company’s portfolio affecting base and percentage rental revenues:
	Shopping Center Portfolio September 30,
	2019	2018
Centers owned	29	42
Aggregate occupancy rate	87.8%	89.8%
Average annualized base rent per occupied square foot	$15.71	$15.38

The decrease in base and percentage rental income primarily is due to the disposition of assets as noted in (D) below.  The decrease in the occupancy rate primarily was due to asset dispositions and a combination of tenant expirations and tenant bankruptcies.

(2)

Recoveries were approximately 71.6% and 73.0% of reimbursable operating expenses and real estate taxes for the nine-month periods ended September 30, 2019 and 2018, respectively.  The overall decrease in the amount of recoveries from tenants related to the disposition of higher occupancy assets as noted in (D) below along with the impact of anchor tenant vacancies and conversions to gross leases in Puerto Rico.  The recovery percentage was impacted by the adoption of Topic 842, which resulted in certain financial statement presentation changes that reduced Rental Income but had no impact on net income.

(3)	Classified in Operating and Maintenance Expense for the period from July 1, 2018 to September 30, 2018 and for the period from January 1, 2018 to June 30, 2018.
(B)	Represents payments received from the Company’s insurance company related to its claims for business interruption losses incurred at its Puerto Rico properties associated with Hurricane Maria.
(C)

The Company did not record $2.9 million and $9.0 million of aggregate revenues for the nine months ended September 30, 2019 and 2018, respectively, because of lost tenant revenue attributable to Hurricane Maria that has been partially defrayed by the receipt of business interruption insurance proceeds as noted in (B) above.  See further discussion in both “Contractual Obligations and Other Commitments” below and Note 9, “Commitments and Contingencies,” to the Company’s combined and consolidated financial statements included herein related to the Company’s insurance claim.

(D)	The changes in Total Revenues are composed of the following (in millions):
2019 vs. 2018
$ Change
Continental U.S.	$(46.0)
Puerto Rico	4.5
$(41.5)

2019 vs. 2018
$ Change
Comparable Portfolio Properties	$0.9
Disposition of shopping centers	(42.4)
$(41.5)

Expenses from Operations (in thousands)

	For the Three	For the Period from
	Months Ended	July 1, 2018 to
	September 30, 2019	September 30, 2018	$ Change
Operating and maintenance	$9,819	$10,376	$(557)
Real estate taxes	6,900	9,062	(2,162)
Property and asset management fees	5,104	6,552	(1,448)
Impairment charges	19,790	4,420	15,370
Hurricane property insurance (income) loss, net	(72,602)	155	(72,757)
General and administrative	1,111	1,009	102
Depreciation and amortization	17,676	22,138	(4,462)
	$(12,202)	$53,712	$(65,914)

	For the Nine	For the Period from	For the Period from
	Months Ended	July 1, 2018 to	January 1, 2018 to	YTD
	September 30, 2019	September 30, 2018	June 30, 2018	$ Change
	The Company		RVI Predecessor
Operating and maintenance(A)	$30,722	$10,376	$24,608	$(4,262)
Real estate taxes(A)	21,579	9,062	19,571	(7,054)
Property and asset management fees	16,739	6,552	6,819	3,368
Impairment charges(B)	32,990	4,420	48,680	(20,110)
Hurricane property insurance (income) loss, net(C)	(76,233)	155	868	(77,256)
General and administrative(D)	3,054	1,009	7,638	(5,593)
Depreciation and amortization(E)	55,409	22,138	50,144	(16,873)
	$84,260	$53,712	$158,328	$(127,780)
(A)	The changes in Operating and Maintenance and Real Estate Taxes are composed of the following (in millions):
	2019 vs. 2018 $ Change
	Operating and Maintenance	Real Estate Taxes
Continental U.S.	$(6.8)	$(7.3)
Puerto Rico	2.5	0.2
	$(4.3)	$(7.1)

	2019 vs. 2018 $ Change
	Operating and Maintenance	Real Estate Taxes
Comparable Portfolio Properties	$1.1	$(1.0)
Disposition of shopping centers	(5.4)	(6.1)
	$(4.3)	$(7.1)

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

(E)	The disposition of shopping centers accounts for $17.4 million in the reduction of depreciation expense.

Other Income and Expenses (in thousands)

	For the Three	For the Period from
	Months Ended	July 1, 2018 to
	September 30, 2019	September 30, 2018	$ Change
Interest expense	$(9,381)	$(17,050)	$7,669
Debt extinguishment costs	(1,949)	(2,713)	764
Transaction costs	(19)	(179)	160
Other income, net	—	445	(445)
Gain on disposition of real estate, net	10,483	9,835	648
Tax expense	72	(328)	400
	$(794)	$(9,990)	$9,196

	For the Nine	For the Period from	For the Period from
	Months Ended	July 1, 2018 to	January 1, 2018 to	YTD
	September 30, 2019	September 30, 2018	June 30, 2018	$ Change
	The Company		RVI Predecessor
Interest expense(A)	$(34,201)	$(17,050)	$(37,584)	$20,433
Debt extinguishment costs(B)	(19,358)	(2,713)	(109,036)	92,391
Transaction costs(C)	(37)	(179)	(33,325)	33,467
Other (expense) income, net	(850)	445	(3)	(1,292)
Gain on disposition of real estate, net(D)	41,648	9,835	13,096	18,717
Tax expense	(423)	(328)	(4,210)	4,115
	$(13,221)	$(9,990)	$(171,062)	$167,831
(A)

At September 30, 2019, the interest rate of the Company’s mortgage loan was 4.7% per annum.  The decrease in interest expense primarily was due to a change in the amount of debt outstanding, as well as the lower interest rate applicable to the Company’s new mortgage loan.  In addition, interest expense in 2018 included expense allocated from SITE Centers prior to the incurrence of the Company’s original mortgage loan in February 2018.

Interest costs capitalized in conjunction with capital projects were $0.2 million and $1.0 million for the three and nine months ended September 30, 2019, respectively, compared to $0.3 million and $0.1 million for the period from July 1, 2018 to September 30, 2018 and for the period from January 1, 2018 to June 30, 2018, respectively.  The change in the amount of interest costs capitalized is a result of the restoration work in Puerto Rico.

(B)

Includes debt extinguishment costs of $12.7 million, which were recorded primarily in connection with the Company entering into the $900.0 million mortgage loan in March 2019.  See further discussion in Note 7, “Mortgage Indebtedness,” to the Company’s combined and consolidated financial statements included herein.

(C)	Costs related to the Company’s separation from SITE Centers.
(D)	Related to the sale of nine assets and two outparcels during the nine months ended September 30, 2019.

Net Income (Loss) (in thousands)

	For the Three	For the Period from
	Months Ended	July 1, 2018 to
	September 30, 2019	September 30, 2018	$ Change
Net income	$72,268	$5,953	$66,315

	For the Nine	For the Period from	For the Period from
	Months Ended	July 1, 2018 to	January 1, 2018 to	YTD
	September 30, 2019	September 30, 2018	June 30, 2018	$ Change
	The Company		RVI Predecessor
Net income (loss)	$85,875	$5,953	$(174,156)	$254,078

The increase in net income primarily is attributable to the August 2019 settlement of the hurricane property and business interruption insurance claims relating to the Puerto Rico assets.

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

The Company’s management recognizes the limitations of FFO and Operating FFO when compared to GAAP’s net income.  FFO and Operating FFO do not represent amounts available for dividends, capital replacement or expansion, debt service obligations or other commitments and uncertainties.  The Company’s management does not use FFO or Operating FFO as an indicator of the Company’s cash obligations and funding requirements for future commitments or redevelopment activities.  Neither FFO nor Operating FFO represents cash generated from operating activities in accordance with GAAP, and neither is necessarily indicative of cash available to fund cash needs.  Neither FFO nor Operating FFO should be considered an alternative to net income computed in accordance with GAAP or as an alternative to cash flow as a measure of liquidity.  FFO and Operating FFO are simply used as additional indicators of the Company’s operating performance.  The Company believes that to further understand its performance, FFO and Operating FFO should be compared with the Company’s reported net income (loss) and considered in addition to cash flows determined in accordance with GAAP, as presented in its combined and consolidated financial statements.  Reconciliations of these measures to their most directly comparable GAAP measure of net income (loss) have been provided below.

Reconciliation Presentation

FFO and Operating FFO were as follows (in thousands):

	For the Three	For the Period from
	Months Ended	July 1, 2018 to
	September 30, 2019	September 30, 2018	$ Change
FFO	$99,225	$22,638	$76,587
Operating FFO	23,085	25,237	(2,152)

	For the Nine	For the Period from	For the Period from
	Months Ended	July 1, 2018 to	January 1, 2018 to
	September 30, 2019	September 30, 2018	June 30, 2018	$ Change
	The Company		RVI Predecessor
FFO	$132,548	$22,638	$(89,204)	$199,114
Operating FFO	71,831	25,237	59,824	(13,230)

The increase in FFO primarily was a result of the hurricane settlement in August 2019, debt extinguishment charges and transaction costs incurred in connection with the Company’s mortgage loan in February 2018, partially offset by the dilutive impact from the disposition of assets.  The decrease in Operating FFO primarily was due to asset sales.

The Company’s reconciliation of net income (loss) to FFO and Operating FFO is as follows (in thousands).  The Company provides no assurances that these charges and income adjusted in the calculation of Operating FFO are non-recurring.  These charges and income could reasonably be expected to recur in future results of operations.

	For the Three	For the Period from
	Months Ended	July 1, 2018 to
	September 30, 2019	September 30, 2018
Net income	$72,268	$5,953
Depreciation and amortization of real estate investments	17,650	22,100
Impairment of real estate assets	19,790	4,420
Gain on disposition of real estate	(10,483)	(9,835)
FFO	99,225	22,638
Hurricane activity, net	(78,108)	152
Other expenses	1,968	2,447
Non-operating items, net	(76,140)	2,599
Operating FFO	$23,085	$25,237

	For the Nine	For the Period from	For the Period from
	Months Ended	July 1, 2018 to	January 1, 2018 to
	September 30, 2019	September 30, 2018	June 30, 2018
	The Company		RVI Predecessor
Net income (loss)	$85,875	$5,953	$(174,156)
Depreciation and amortization of real estate investments	55,331	22,100	49,365
Impairment of real estate assets	32,990	4,420	48,680
Gain on disposition of real estate	(41,648)	(9,835)	(13,093)
FFO	132,548	22,638	(89,204)
Hurricane activity, net(A)	(80,962)	152	2,338
Separation charges	—	—	1,138
Other expenses(B)	20,245	2,447	145,552
Non-operating items, net	(60,717)	2,599	149,028
Operating FFO	$71,831	$25,237	$59,824
(A)	The hurricane activity, net is summarized as follows (in thousands):
	For the Three	For the Period from
	Months Ended	July 1, 2018 to
	September 30, 2019	September 30, 2018
Lost tenant revenue	$169	$2,401
Business interruption income	(5,675)	(2,404)
Hurricane property insurance income, net	(72,602)	155
	$(78,108)	$152

	For the Nine	For the Period from	For the Period from
	Months Ended	July 1, 2018 to	January 1, 2018 to
	September 30, 2019	September 30, 2018	June 30, 2018
	The Company		RVI Predecessor
Lost tenant revenue	$2,946	$2,401	$6,570
Business interruption income	(7,675)	(2,404)	(5,100)
Hurricane property insurance income, net	(76,233)	155	868
	$(80,962)	$152	$2,338

(B)	Amounts included in other expenses as follows (in millions):
	For the Three	For the Period from
	Months Ended	July 1, 2018 to
	September 30, 2019	September 30, 2018
Transaction and other expenses	$—	$0.2
Debt extinguishment costs	2.0	2.3
	$2.0	$2.5

	For the Nine	For the Period from	For the Period from
	Months Ended	July 1, 2018 to	January 1, 2018 to
	September 30, 2019	September 30, 2018	June 30, 2018
	The Company		RVI Predecessor
Transaction and other expenses	$0.9	$0.2	$36.5
Debt extinguishment costs	19.4	2.3	109.0
	$20.3	$2.5	$145.5

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company requires capital to fund its operating expenses, capital expenditures and investment activities.  The Company’s capital sources may include cash on hand, cash flow from operations (absent the occurrence of an Amortization Period as described below), as well as availability under its Revolving Credit Agreement (as defined below).

Debt outstanding was $674.3 million and $988.6 million at September 30, 2019 and December 31, 2018, respectively.  The Company’s mortgage loan generally requires interest only payments.  The Company intends to utilize net asset sale proceeds to repay the principal of the mortgage loan.  In addition, and subject to maintaining its status as a REIT, the Company has agreed to repay SITE Centers for certain cash held in restricted accounts at the time of the separation and other amounts as soon as reasonably possible out of the Company’s operating cash flow but in no event later than March 31, 2020.  The amount payable to SITE Centers was $16.7 million at September 30, 2019.  While the Company currently believes it has several viable sources to obtain capital and fund its business, including capacity under the Revolving Credit Agreement, no assurance can be provided that its obligations, including the mortgage loan, will be refinanced or repaid as currently anticipated.

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

As of September 30, 2019, the aggregate principal amount of the mortgage loan was $674.3 million.  The loan facility will mature on March 9, 2021, subject to three one-year extensions at borrowers’ option conditioned upon, among other items, (i) an event of default shall not be continuing, (ii) in the case of the second one-year extension option, evidence that the Debt Yield (as defined and calculated in accordance with the loan agreement, but which is the ratio of net cash flow of the Mortgaged Properties to the outstanding principal amount of the loan facility) equals or exceeds 13% and (iii) in the case of the third one-year extension option, evidence that the Debt Yield equals or exceeds 14%.

The initial weighted-average interest rate applicable to the notes was equal to one-month LIBOR plus a spread of 2.30% per annum, provided that such spread is subject to an increase of 0.25% per annum in connection with any exercise of the third extension option. Borrowers are required to maintain an interest rate cap with respect to the principal amount of the notes having (i) during the initial two-year term of the loan, a LIBOR strike rate equal to 4.5% and (ii) with respect to any extension period, a LIBOR strike rate that would result in a debt service coverage ratio of 1.20x based on the Mortgaged Properties.  Application of voluntary prepayments as described below will cause the weighted-average interest rate to increase over time.  At September 30, 2019, the interest rate applicable to the mortgage loan was 4.7%.

The loan facility is structured as an interest only loan throughout the initial two-year term and any exercised extension options. As a result, so long as no Amortization Period (as described below) or event of default exists, any property cash flows available following payment of debt service and funding of certain required reserve accounts (including reserves for payment of real estate taxes, insurance premiums, ground rents, tenant improvements and capital expenditures), will be available to the borrowers to pay operating expenses and for other general corporate purposes. An Amortization Period will be deemed to commence in the event the borrowers fail to achieve a Debt Yield of 10.0% at the end of any fiscal quarter. The Debt Yield as of September 30, 2019, was approximately 13.9%. During the pendency of an Amortization Period, any property cash flows available following payment of debt service and the funding of certain reserve accounts (including the reserve accounts referenced above and additional reserves established for payment of approved operating expenses, SITE Centers management fees, certain public company costs, certain taxes and the minimum cash portion of required REIT distributions) shall be applied to the repayment of the notes. During an Amortization Period, cash flow from the borrowers’ operations will only be made available to the Company to pay required REIT distributions in an amount equal to the minimum portion of required REIT distributions allowed by law to be paid in cash (currently 20%), with the remainder of required REIT distributions during an Amortization Period likely to be paid in common shares of the Company.

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

In connection with the refinancing in March 2019, the Company incurred $12.7 million of aggregate debt extinguishment costs which included the write off of unamortized deferred financing costs.  See further discussion in Note 7, “Mortgage Indebtedness” of the Company’s combined and consolidated financial statements included herein.

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

The Company may redeem the RVI Preferred Shares, or any part thereof, at any time at a price payable per share calculated by dividing the number of RVI Preferred Shares outstanding on the redemption date into the difference of (x) $200 million minus (y) the aggregate amount of dividends previously distributed on the RVI Preferred Shares to be redeemed.  As of October 31, 2019, no dividends have been paid on the RVI Preferred Shares.

Common Shares

The Company paid a dividend on its common shares on January 25, 2019 in a combination of cash and the Company’s common shares.  See Note 12, “Earnings Per Share,” of the Company’s combined and consolidated financial statements included herein.

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

Any distributions the Company makes to its shareholders will be at the discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s actual and anticipated results of operations and liquidity, which will be affected by various factors, including the income from its portfolio, its operating expenses (including management fees and other obligations owing to SITE Centers), repayments of restricted cash balances to SITE Centers in connection with the mortgage loan and other expenditures and the terms of the mortgage financing and the limitations set forth in the mortgage loan agreements.  Distributions will also be impacted by the pace and success of the Company’s property disposition strategy.  As a result of the terms of the mortgage financing, the Company anticipates that the majority of distributions of sales proceeds to be made to shareholders will not occur until after the mortgage loan has been repaid or refinanced.  Furthermore, subject to the Company’s ability to make distributions to the holders of the Company’s common shares in amounts necessary to maintain its status as a REIT and to avoid payment of U.S. federal income taxes, the RVI Preferred Shares will be entitled to a dividend preference for all dividends declared on the Company’s capital stock, at any time up to the preference amount.  Subsequent to the payment of dividends on the RVI Preferred Shares equaling the maximum preference amount of $200 million, the RVI Preferred Shares are required to be redeemed by the Company for an aggregate amount of $1.00 per share.  Due to the dividend preference of the RVI Preferred Shares, distributions of sales proceeds to holders of common shares are unlikely to occur until after aggregate dividends have been paid on the RVI Preferred Shares in an amount equal to the maximum preference amount.  At this time, the Company cannot predict when or if it will declare dividends to the holders of RVI Preferred Shares and when or if such dividends, if paid, will equal the maximum preference amount.

Dispositions

For the nine months ended September 30, 2019, the Company sold nine shopping centers and two outparcels aggregating 2.4 million square feet, for an aggregate sales price of $316.0 million.

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

The Company’s cash flow activities are summarized as follows (in thousands):

	For the Nine	For the Period from	For the Period from
	Months Ended	July 1, 2018 to	January 1, 2018 to
	September 30, 2019	September 30, 2018	June 30, 2018
	The Company		RVI Predecessor
Cash flow provided by operating activities	$71,453	$22,634	$28,832
Cash flow provided by investing activities	321,078	131,428	100,079
Cash flow used for financing activities	(333,256)	(117,296)	(41,843)

Changes in cash flow compared to the prior nine month period are described as follows:

Operating Activities: Cash provided by operating activities increased $20.0 million primarily due to reduction in Parent Company allocated expenses and separation costs, partially offset by lower income related to property dispositions.

Investing Activities: Cash provided by investing activities increased $89.6 million due to an increase in proceeds from dispositions of real estate of $44.8 million, an increase in property insurance proceeds of $84.1 million partially offset by an increase in real estate asset improvements of $23.3 million and net repayment to SITE Centers of $16.0 million of certain cash balances maintained in restricted accounts in accordance with the terms of the Company’s separation from SITE Centers.

Financing Activities: Cash used for financing activities increased by $174.1 million primarily due to a $205.1 million increase in debt repayments, net of issuances and issuance costs.

CAPITALIZATION

At September 30, 2019, the Company’s capitalization consisted of $674.3 million of mortgage debt, $190.0 million of RVI Preferred Shares and $705.7 million of market equity (market equity is defined as common shares outstanding multiplied by $37.04, the closing price of the Company’s common shares on the New York Stock Exchange on September 30, 2019), resulting in a debt to total market capitalization ratio of 0.43 to 1.0, as compared to the ratio of 0.59 to 1.0 at September 30, 2018.  The closing price of the Company’s shares on the New York Stock Exchange was $32.69 at September 28, 2018, the last trading day of September.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company had aggregate outstanding mortgage indebtedness of $674.3 million at September 30, 2019 with a maturity of March 2021, subject to three one-year extension options. In addition, the Company has two long-term ground leases in which it is the lessee.

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

Payable to SITE Centers

Pursuant to the terms of the Separation and Distribution Agreement, the Company is obligated to repay SITE Centers for certain cash balances held in restricted cash accounts on the separation date in connection with the Company’s mortgage loan and for certain other amounts.  The Company is obligated to repay these amounts to SITE Centers as soon as reasonably possible out of its operating cash flow but in no event later than March 31, 2020.  As of September 30, 2019 and December 31, 2018, respectively, the amounts of these obligations totaled $16.7 million and $34.0 million, respectively, and are included in the line item Payable to SITE Centers on the Company’s consolidated balance sheets.

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

Other Commitments

The Company has entered into agreements with general contractors related to its shopping centers having aggregate commitments of approximately $15.3 million at September 30, 2019.  These obligations, composed principally of construction contracts for the repair of the Puerto Rico properties, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow. These contracts typically can be changed or terminated without penalty.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  At September 30, 2019, the Company had purchase order obligations, typically payable within one year, aggregating approximately $0.8 million related to the maintenance of its properties and general and administrative expenses.

Hurricane Loss

In 2017, Hurricane Maria made landfall in Puerto Rico and the Company’s 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA, were significantly impacted.  One of the assets, Plaza Palma Real, consisting of approximately 0.4 million square feet of Company-owned GLA, was severely damaged. At September 30, 2019, three anchor tenants and a few other tenants totaling 0.3 million square feet were open for business approximating 61% of Plaza Palma Real’s Company-owned GLA.  The other 11 assets sustained varying degrees of damage, consisting primarily of roof, HVAC system damage and water intrusion.  Although some of the tenant spaces remain untenantable, a majority of the Company’s leased space that was open prior to the storm was open for business by mid-2018.

In August 2019, the Company reached a settlement with its insurer with respect to the Company’s claims related to the hurricane.  Pursuant to the settlement, the insurer agreed to pay the Company $154.4 million on account of property damage caused by the hurricane, of which $83.9 million had been paid to the Company prior to the settlement, and $31.3 million on account of the Company’s business interruption claim, of which $24.3 million had been paid to the Company prior to the settlement.  As a result, in the third quarter of 2019, the insurer made a net payment of $77.5 million to the Company in full settlement of the Company’s claims relating to the hurricane.  Pursuant to the terms of the Separation and Distribution Agreement, $0.8 million of this amount was paid to SITE Centers on account of unreimbursed business interruption losses incurred through June 30, 2018.  The property damage settlement proceeds are reflected in the Company’s consolidated balance sheet as Restricted Cash and will be disbursed to the Company in accordance with the terms of the Company’s mortgage financing.

Restoration work is underway at all of the shopping centers.  As of September 30, 2019, the Company had expended $104.3 million in connection with repairing property damage caused by the hurricane.  The Company believes the insurance settlement proceeds received will be sufficient to complete its restoration efforts.  The Company anticipates that the repair and restoration work will be substantially complete by mid-2020.  The timing and schedule of additional repair work to be completed are highly dependent upon any changes in the scope of work, the availability of building materials, supplies and skilled labor.

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

ECONOMIC CONDITIONS

Despite recent tenant bankruptcies and e-commerce distribution, the Company believes there is healthy tenant demand for quality locations within well-positioned shopping centers.  Further, the Company continues to see demand from a broad range of tenants for its continental U.S. space, particularly in the off-price sector, which the Company believes is a reflection of increasingly value-oriented consumers.  The RVI Portfolio has a diversified tenant base, with only three tenants whose annualized rental revenue equals or exceeds 3% of the Company’s annualized revenues at September 30, 2019 (Walmart/Sam’s Club at 5.6%, Bed Bath & Beyond, which includes Bed Bath & Beyond, Cost Plus World Market and Christmas Tree Shops, at 3.6%, and Petsmart at 3.2%).  Other significant tenants include TJX Companies, which includes T.J. Maxx, Marshalls and HomeGoods and Best Buy, all of which have strong credit ratings, remain well-capitalized and have outperformed other retail categories on a relative basis over time.  The Company expects these tenants to continue to provide a stable revenue base, given the long-term nature of these leases.  Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus on value and convenience, which the Company believes will enable many of its tenants to succeed even in a challenging economic environment.  Property revenues are generally derived from tenants with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance.  The Company recognizes the risks posed by the economy but believes that the general diversity and credit quality of its tenant base should enable it to successfully navigate through a cyclical downturn.

The retail sector continues to be affected by increasing competition, including the impact of e-commerce.  These dynamics are expected to continue to lead to tenant bankruptcies, closures and store downsizing.  In some cases, the loss of a weaker tenant or downsizing of space creates a value-add opportunity such as re-leasing space to a stronger retailer.  The loss of a tenant or downsizing of space can adversely affect the Company (see Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

The Company believes that its shopping center portfolio is generally high quality, as evidenced by the occupancy rates and in the average annualized base rent per occupied square foot.  The shopping center portfolio’s occupancy was 87.8% and 89.3% at September 30, 2019 and December 31, 2018, respectively.  The net decrease in the rate primarily was attributed to the sale of assets having higher occupancy rates and a combination of tenant expirations and tenant bankruptcies.  The total portfolio average annualized base rent per occupied square foot was $15.71 at September 30, 2019, as compared to $15.45 at December 31, 2018.

At September 30, 2019, the Company owned 12 assets on the island of Puerto Rico aggregating 4.4 million square feet, representing 38% of Company-owned GLA and approximately 44% of the Company’s total consolidated revenue and approximately 45% of the Company’s total consolidated revenue less operating expenses (i.e., net operating income) for the nine months ended September 30, 2019.  The Company believes that the tenants at its Puerto Rico assets (many of which are high-quality continental U.S. retailers, such as Walmart/Sam’s Club and the TJX Companies (T.J. Maxx and Marshalls)) typically cater to the local consumer’s desire for value, convenience and day-to-day necessities.  Nevertheless, there is continued concern about the strength of the Puerto Rican economy, the ability of the government of Puerto Rico to meet its financial obligations and the impact of the territory’s ongoing bankruptcy and debt restructuring process on the economy of Puerto Rico.  The impact of Hurricane Maria further exacerbated these concerns.  See Note 9, “Commitments and Contingencies,” to the Company’s combined and consolidated financial statements included herein and Item 1A., “Risk Factors–The Company is Subject to Risks Relating to the Puerto Rico Economy and Government,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Company’s primary market risk exposure is interest rate risk.  At September 30, 2019 and December 31, 2018, the Company’s outstanding indebtedness was composed of all variable-rate debt.  At September 30, 2019, the Company’s carrying value of the variable-rate debt was $654.7 million and its fair value was $699.2 million.  At December 31, 2018, the Company’s carrying value of the variable-rate debt was $967.6 million and its fair value was $1,016.1 million.  If interest rates were to increase by 1.00%, or 100 basis-points, the fair value of the debt would be $698.4 million and $1,014.6 million at September 30, 2019 and December 31, 2018, respectively.  The sensitivity to changes in interest rates of the Company’s variable-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above. A 100 basis-point increase in short-term market interest rates on variable-rate debt at September 30, 2019, would result in an increase in interest expense of approximately $5.1 million for the nine-month period ended September 30, 2019.

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

The Company intends to continually monitor and actively manage interest costs on any variable-rate debt portfolio and may enter into swap positions or interest rate caps.  Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of September 30, 2019, the Company had no other material exposure to market risk.

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

For the three months ended September 30, 2019, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.	RISK FACTORS

None.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1–31, 2019	448	$34.23	—	—
August 1–31, 2019	—	—	—	—
September 1–30, 2019	—	—	—	—
Total	448	$34.23	—	—

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[2]

101.SCH	Inline XBRL Taxonomy Extension Schema Document [2]

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document [2]

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document [2]

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document [2]

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document [2]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, has been formatted in Inline XBRL.
1	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.
2	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i)  Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii)  Combined and Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2019 and for the period from July 1, 2018 to September 30, 2018 and for the period from January 1, 2018 to June 30, 2018, (iii) Combined and Consolidated Statements of Equity for the Three and Nine Months Ended September 30, 2019 and for the period from July 1, 2018 to September 30, 2018 and for the period from January 1, 2018 to June 30, 2018, (iv) Combined and Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and for the period from July 1, 2018 to September 30, 2018 and for the period from January 1, 2018 to June 30, 2018 and (v) Notes to Condensed Combined and Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Retail Value Inc.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President and Chief Accounting Officer (Authorized Officer)
Date: November 5, 2019