Form 10-K
period 2019-12-31
Retail Value Inc.
filed 2020-03-02
CIK 1735184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Registrant’s telephone number, including area code (216) 755-5500

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☑	Smaller reporting company ☐
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

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 28, 2019, was $513.4 million.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

19,816,022 common shares outstanding as of February 14, 2020

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2020 Annual Meeting of Shareholders.

PART I

Item 1.	BUSINESS

General Development and Narrative Description of Business

Retail Value Inc. is an Ohio corporation (the “Company” or “RVI”) formed in December 2017.  As of December 31, 2017, RVI did not conduct any business and did not have any material assets or liabilities. As of December 31, 2019, RVI owned and operated a portfolio of 28 assets, composed of 16 continental United States assets and 12 assets in Puerto Rico.  As of December 31, 2019, these properties consisted of retail shopping centers composed of 11.4 million square feet of gross leasable area (“GLA”) located in 11 states and Puerto Rico.  The Company’s continental U.S. assets comprised 55% and the properties in Puerto Rico comprised 45% of its total consolidated revenue for the year ended December 31, 2019.  RVI’s centers have a diverse tenant base that includes national retailers such as Walmart/Sam’s Club, Bed, Bath & Beyond, PetSmart, the TJX Companies (T.J. Maxx, Marshalls and HomeGoods), Kohl’s, Best Buy and Gap.  Prior to July 1, 2018, RVI was a consolidated, wholly-owned subsidiary of SITE Centers Corp. (“SITE Centers”) and was presented on a carve-out basis in accordance with the guidelines established by the Securities and Exchange Commission (“SEC”).

The Company focuses on realizing value in its business through operations and sales of its assets, the proceeds of which are expected to be used for operating expenses, repayment of indebtedness and distributions to the Company’s preferred and common shareholders.  The Company is a Real Estate Investment Trust (“REIT”) which is externally managed and advised by one or more wholly-owned subsidiaries of SITE Centers (collectively with such wholly-owned subsidiaries, the “Manager”), a self-administered and self-managed REIT in the business of acquiring, owning, developing, redeveloping, expanding, leasing, financing and managing shopping centers and the Company’s parent prior to its spin-off into a separate, publicly traded company on July 1, 2018.  In February 2018, the Company and the Manager entered into three amended and restated management and leasing agreements for the provision of property management services for (a) properties held in the continental United States directly by the Company, (b) properties held in the continental United States by a taxable REIT subsidiary (a “TRS”) of the Company and (c) properties held in Puerto Rico (together, the “Property Management Agreements”).  In addition, on July 1, 2018, the Company and the Manager entered into a corporate management agreement (the “External Management Agreement” and, collectively with the Property Management Agreements, the “Management Agreements”) pursuant to which the Manager provides corporate management services to the Company.

Recent Developments

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2019, for information on certain recent developments of the Company, which is incorporated herein by reference to such information.

Retail Environment

Though leasing prospects are heavily dependent on local conditions, in general the Company continues to see demand from a broad range of tenants for its continental U.S. space, as many tenants continue to adapt to an omni-channel retail environment. Value-oriented tenants continue to take market share from conventional and national chain department stores.  Some conventional department stores and national chains have announced bankruptcies, store closures and/or reduced expansion plans in recent years leading to a smaller overall number of tenants requiring large store formats. New demand for space at the Company’s Puerto Rico properties is somewhat more limited, especially with respect to big box and national tenants.

At December 31, 2019, the Company had 170 leases expiring in 2020 with an average base rent per square foot of $21.87.  The following table summarizes the portfolio’s leased rate and leasing spreads for the comparable leases executed for the periods presented, as well as the weighted-average cost of tenant improvements and lease costs:

	Full Year 2019			Full Year 2018
	Continental U.S.	Puerto Rico	Total	Continental U.S.	Puerto Rico	Total
Leased Rate
Beginning of period	92.9%	87.0%	91.0%	93.6%	89.6%	92.5%
End of period	90.6%	84.7%	88.3%	92.9%	87.0%	91.0%
Leasing spreads
Blended all leases	(3.8%)	(4.0%)	(3.9%)	1.2%	0.4%	1.0%
New leases	(2.1%)	(16.5%)	(14.1%)	(4.7%)	—	(4.7%)
Renewal leases	(3.8%)	(1.9%)	(3.1%)	2.1%	2.5%	2.2%
Lease costs
New leases(1)			$6.20			$7.53
Renewal leases(2)	N/A	N/A	N/A	N/A	N/A	N/A
(1)

Represents weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases per rentable square foot. The Company could incur significant costs to execute new leases.

(2)	The Company does not generally expend a significant amount of capital on lease renewals.

The decrease in the leased rate reflects the impact of continental U.S. asset dispositions as well as a combination of anchor and store tenant expirations and tenant bankruptcies.  The Company’s leasing spread calculation includes only those deals that were executed within one year of the date the prior tenant vacated and, as a result, is a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates. The continental U.S. new lease spreads of negative 2.1% were negatively impacted by one new lease with a ten-year term offset by other new leases with a positive spread of 14.4%. The continental U.S. renewal spreads were negative due to several anchor tenant leases, one of which extended the term by 15 years.  Puerto Rico new lease spreads were primarily impacted by entering into new leases at lower rents with nominal capital expenditures.  The Company expects continued volatility in the Puerto Rico leasing spreads as the Company prioritizes maintaining and increasing occupancy.  In addition, the Company’s overall total reported leasing spreads could vary significantly from year to year depending upon both the volume and size of leases executed in each period, particularly as the size of the portfolio gets smaller due to asset sales. For more information, see “Risk Factors—The Company’s Dependence on Rental Income May Adversely Affect Its Ability to Meet Its Debt Obligations and Make Distributions to Shareholders.”

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

Qualification as a Real Estate Investment Trust

The Company met the qualification requirements of a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2018. Accordingly, the Company generally is not subject to federal income tax, provided that it makes distributions to its shareholders equal to at least 90% of its REIT taxable income as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and continues to satisfy certain other requirements.  As a result, the Company, with the exception of its TRS, is not subject to federal income tax to the extent it meets certain requirements of the Code.

The Company holds a number of properties indirectly through a TRS.  Income from operations and gains from the sale of property by a TRS are subject to tax at the TRS level at corporate tax rates.  The current U.S. federal income tax rate applicable to corporations is 21%.

Employees

The Company is managed by the Manager pursuant to the Management Agreements. All of the Company’s executive officers are employees of the Manager or its affiliates. The Company does not have any employees.

Corporate Information

The Company is an Ohio corporation and was incorporated in 2017.  The Company’s principal executive offices are located at 3300 Enterprise Parkway, Beachwood, Ohio, 44122, and its telephone number is (216) 755-5500. The Company’s website is www.retailvalueinc.com.  The Company uses the Investors section of its website as a channel for routine distribution of important information, including press releases and financial information.  The information the Company posts to its website may be deemed to be material, and investors and others interested in the Company are encouraged to routinely monitor and review the information that the Company posts on its website in addition to following the Company’s press releases, SEC filings and public conference calls and webcasts.  The Company posts filings made with the SEC to its website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including the Company’s annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, the Company’s proxy statements and any amendments to those reports or statements.  All such postings and filings are available on the Company’s website free of charge.  In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its website.  The SEC also maintains a website (https://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The content on, or accessible through, any website referred to in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019, is not incorporated by reference into, and shall not be deemed part of, this Annual Report on Form 10-K unless expressly noted.

Information About the Company’s Executive Officers

The section below provides information regarding the Company’s executive officers as of February 14, 2020:

David R. Lukes, age 50, has served as President and Chief Executive Officer of the Company since February 2018, as a Director of the Company since April 2018, and as President, Chief Executive Officer and Director of SITE Centers since March 2017. Prior to joining SITE Centers, Mr. Lukes served as Chief Executive Officer of Equity One, Inc. (“Equity One”), an owner, developer and operator of shopping centers, as well as a member of Equity One’s Board of Directors from June 2014 until March 2017. Mr. Lukes also served as Equity One’s Executive Vice President from May 2014 to June 2014. Prior to joining Equity One, Mr. Lukes served as President and Chief Executive Officer of Sears Holding Corporation affiliate Seritage Realty Trust, a real estate company, from 2012 through April 2014. In addition, Mr. Lukes served as the President and Chief Executive Officer of Olshan Properties, a privately-owned real estate firm that specializes in the development, acquisition and management of commercial real estate, from 2010 through 2012. From 2002 to 2010, Mr. Lukes served in various senior management positions at Kimco Realty Corporation, including serving as its Chief Operating Officer from 2008 to 2010. Mr. Lukes also serves as a Director of Citycon Oyj, an owner and operator of shopping centers located in the Nordic region, the shares of which are traded on the Helsinki Stock Exchange.  Mr. Lukes holds a Bachelor of Environmental Design from Miami University, a Master of Architecture from the University of Pennsylvania and a Master of Science in real estate development from Columbia University.

Christa A. Vesy, age 49, has served as Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of the Company since November 2019, as Executive Vice President and Chief Accounting Officer of the Company from February 2018 to November 2019 and as Executive Vice President and Chief Accounting Officer of SITE Centers, since March 2012. From July 2016 to March 2017, Ms. Vesy also served as Interim Chief Financial Officer of SITE Centers. In these roles, Ms. Vesy oversees the property and corporate accounting and financial reporting functions for SITE Centers.  Previously Ms. Vesy served as Senior Vice President and Chief Accounting Officer of SITE Centers from November 2006. Prior to joining SITE Centers, Ms. Vesy worked for The Lubrizol Corporation, where she served as manager of external financial reporting and then as controller for the lubricant additives business segment. Prior to joining Lubrizol, from 1993 to September 2004, Ms. Vesy held various positions with the Assurance and Business Advisory Services group of PricewaterhouseCoopers LLP, a registered public accounting firm, including

Senior Manager from 1999 to September 2004. Ms. Vesy graduated with a Bachelor of Science in business administration from Miami University. Ms. Vesy is a certified public accountant (CPA) and member of the American Institute of Certified Public Accountants (AICPA).

Michael A. Makinen, age 55, has served as Executive Vice President and Chief Operating Officer of the Company since February 2018 and as Executive Vice President and Chief Operating Officer of SITE Centers since March 2017. Prior to joining SITE Centers, he served as Chief Operating Officer of Equity One beginning in July 2014. Prior to Equity One, Mr. Makinen served as Chief Operating Officer of Olshan Properties, a privately owned real estate firm specializing in commercial real estate, from 2010 to June 2014, as Vice President of Real Estate of United Retail Group from 2008 to 2010, as Vice President of Real Estate of Linens ‘n Things from 2004 to 2008 and as Executive Vice President of Thompson Associate, Inc., a real estate consulting firm, from 1990 to 2004. Mr. Makinen holds a Bachelor of Science from Michigan State University and a Master of Arts in geography from Indiana University.

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

For more information, see “Risk Factors—Risks Related to the Company’s Relationship with SITE Centers and the Manager” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Manager” in this Annual Report on Form 10-K.

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

A key component of the Company’s business strategy is the sale of its properties and using the proceeds thereof to pay operating expenses, repay indebtedness and make distributions to shareholders. The Company’s mortgage financing contains significant restrictions on the Company’s ability to distribute sales proceeds to shareholders. As a result, the Company anticipates that the majority of distributions to shareholders will not occur until after the mortgage loan or any refinancing thereof has been repaid. In addition, subject to the Company’s ability to distribute an amount equal to the minimum amount required to be distributed in order for the Company to maintain its status as a REIT and to avoid any Company-level U.S. federal income taxes imposed under the Code (the “Required REIT Distribution”), the terms of the Company’s series A preferred shares prohibit distributions to holders of the

Company’s common shares until the aggregate dividends paid on the series A preferred shares equal $190 million, which amount may be increased by up to an additional $10 million depending on the level of asset sale proceeds (the “preference amount”). Due to the dividend preference of the series A preferred shares, distributions to holders of common shares in excess of the Required REIT Distribution, if any, are not anticipated to occur until after aggregate dividends have been paid on the series A preferred shares in an amount equal to the preference amount. The Company cannot predict when or if it will declare dividends to the holders of series A preferred shares and when or if such dividends, if paid, will equal the preference amount. It is possible that the Company may never pay dividends on the series A preferred shares equaling the preference amount. If such circumstances were to occur, the Company would not be able to pay any dividends to its common shareholders in excess of the Required REIT Distribution.

Furthermore, real estate investments are relatively illiquid and, as a result, there can be no assurance that the Company will be able to sell its properties on favorable terms or at all. Moreover, real estate sales prices are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers and financing, the perceived quality and dependability of income flows from tenants and a number of other factors, both local and national. To date, all of the properties sold by the Company have been located in the continental U.S,. and a significant number of its remaining properties are located in Puerto Rico.  Sales of the Company’s properties in Puerto Rico are subject to additional challenges and uncertainties, including, that there have been very few sales of comparable assets in Puerto Rico in recent years, the number of potential buyers for Puerto Rico assets is likely more limited than for continental U.S. assets, the availability of financing for Puerto Rico properties is less certain and economic and political conditions in Puerto Rico may differ materially from those in the continental U.S.  Accordingly, the Company may not be able to sell its properties in Puerto Rico at prices as attractive as those it has achieved for the properties sold in the continental U.S., or at all.  Subject to certain exceptions, the terms of the mortgage financing also prohibit sales of the Company’s continental U.S. properties unless prices equal or exceed the release price designated for a specific property. To the extent the Company does not receive offers for its properties that exceed applicable release prices, the Company may be unable to sell assets unless it is able to refinance or amend the terms of the mortgage financing. Prices and capitalization rates obtained for continental U.S. properties previously sold by the Company may not be representative of prices and capitalization rates obtained in connection with the disposition of the Company’s remaining continental U.S. assets, and future sale prices may differ materially from the Company’s book values and from appraised values previously obtained for those assets.  When the Company sells any of its assets, it may recognize a loss on such sale.

A significant number of the Company’s remaining continental U.S. properties are larger in terms of net operating income and GLA than the continental U.S. properties that have previously been sold by the Company.  The Company expects that the market for these larger properties may be less liquid and more fragmented than the market for many of the properties it has already sold.  Accordingly, it is possible that many of the Company’s remaining continental U.S. properties will be sold at cap rates higher than what the Company achieved for the properties it has sold to date.

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

The Company’s ability to sell its properties may also be limited by its need to avoid the 100% prohibited transactions tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property, unless the disposition qualifies for a safe harbor under the Code. In order to ensure that a property disposition qualifies for the safe harbor, the Company may be required to hold such property for a minimum period of time and comply with certain other requirements in the Code. The Company owns certain of its properties in its TRS in order to mitigate the application of the prohibited transactions tax.  Gain from the disposition of properties owned indirectly through a TRS is not subject to the 100% prohibited transactions tax, but such gain would be subject to tax at the TRS level (the current U.S. federal income tax rate applicable to corporations is 21%). If the Company is not able to sell its properties at the prices it expects and in a cost-efficient manner, its profitability and its ability to meet debt and other financial obligations and make distributions to shareholders could be materially adversely affected.

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

The Company’s Board of Directors and Management May Change the Company’s Strategy Without Shareholder Approval.

The Company’s Board of Directors and management may change the Company’s strategy with respect to capitalization, investment, distributions, operations and/or disposition of properties. The Board of Directors and management may establish new strategies as deemed appropriate, and the Company may become a long-term real estate holder and begin to make acquisitions in the United States and/or Puerto Rico, particularly if it is unable to sell its remaining properties at reasonably attractive prices. Although the Board of Directors and management have no present intention to revise or amend the Company’s strategy and policies, they may do so at any time without a vote by the shareholders. The results of decisions made by the Board of Directors and management could adversely affect the Company’s financial condition or results of operations, including its ability to distribute cash to shareholders or qualify as a REIT.

The Company May Adopt a Plan of Liquidation, Which May Have Adverse Tax and Other Consequences.

Subject to ratification by shareholders, the Company’s Board of Directors may elect to adopt a formal plan of liquidation in the future to sell all or substantially all of the assets of the Company and its subsidiaries and to liquidate and dissolve the Company. The REIT provisions of the Code generally require that the Company distribute at least 90% of its REIT taxable income each year (determined without regard to the dividends paid deduction and excluding net capital gain) as a dividend to its shareholders. Liquidating distributions made pursuant to any plan of liquidation are expected to qualify for the dividends paid deduction, provided that they are made within 24 months of the adoption of such plan. In the event a plan of liquidation is adopted, conditions may arise that might prevent the Company from being able to liquidate within such 24-month period. For instance, it may not be possible to sell the Company’s assets at acceptable prices during such period. In such event, rather than retain its assets and risk losing its status as a REIT, the Company could elect, for tax purposes, to transfer its remaining assets and liabilities to a liquidating trust or, subject to the approval of its shareholders, convert to a limited liability company in order to meet the 24-month requirement.

Any shareholders who have not sold their common shares prior to such a transfer or conversion would receive beneficial interests in the liquidating trust or membership interests in the limited liability company equivalent to their ownership interests in the Company, as represented by the Company’s common shares that they held prior to the transfer or conversion.  Beneficial interests in the liquidating trust and membership interests in the limited liability company would generally be non-transferable except by will, intestate succession or operation of law.  Because of the illiquid nature of these interests, there could be no assurance as to how long any holder thereof may be required to hold them.

Furthermore, such a transfer or conversion would be treated for U.S. federal income tax purposes as a distribution of the Company’s remaining assets and liabilities to its shareholders, immediately followed by a contribution of the assets and liabilities to the liquidating trust or limited liability company. As a result, shareholders would recognize gain (or loss) in the tax year of such transfer or conversion equal to the difference between (x) the shareholder’s share of the cash and the fair market value of any assets received by the liquidating trust or limited liability company, less any liabilities assumed by the liquidating trust or limited liability company and (y) the shareholder’s tax basis in his or her common shares (reduced by the amount of all prior liquidating distributions paid to the shareholder during the liquidation period), prior to the sale of such assets and the distribution of the net cash proceeds, if any. Furthermore, for purposes of computing gain (or loss), the fair market value of any remaining assets (net of liabilities) may not necessarily correspond with the Company’s share price. Such transfer or conversion also may have adverse tax consequences for tax-exempt and non-U.S. shareholders, including with respect to the ongoing activity of the liquidating trust or limited liability company.

In addition, it is possible that the fair market value of the assets received by the liquidating trust or limited liability company, as estimated for purposes of determining the extent of a shareholder’s gain at the time interests in the liquidating trust or limited liability company are received by the shareholders, will exceed the cash and fair market value of property ultimately received by the liquidating trust or limited liability company on a sale of the assets. In this case, the shareholder would recognize a loss in a taxable year subsequent to the taxable year in which the gain was recognized. The ability of shareholders to claim this loss may be limited.

The Company May Establish a Reserve Fund with Proceeds of Its Final Asset Sales in Order to Satisfy Claims.

The Company will likely seek to file articles of dissolution with the Secretary of State of the State of Ohio promptly after the sale of all of the Company’s remaining assets or at such time as it transfers its remaining assets, subject to its liabilities, into a liquidating entity. Pursuant to Ohio law, the Company would continue to exist for a period of five years following the filing of the articles of dissolution for the purpose of paying, satisfying and discharging any debts or obligations, collecting and distributing its assets, and doing all other acts required to liquidate and wind up its business and affairs. Under Ohio law, if the Company makes distributions to its shareholders without making adequate provisions for payment of creditors’ claims, the Company’s shareholders could be liable to creditors to the extent of any payments due to creditors (up to the aggregate amount previously received by the shareholder from the Company). Therefore, the Company may establish a reserve fund with a portion of the proceeds from its final asset sales in order to satisfy and discharge any unknown or contingent claims, debts or obligations which might arise during the five-

year period subsequent to the filing of the articles of dissolution.  As a result, it is likely that the Company would not distribute all proceeds from sales of its final assets until months or years following the date of such sales.

E-commerce May Continue to Have an Adverse Impact on the Company’s Tenants and Business.

E-commerce is broadly embraced by the public and growth in the e-commerce share of overall consumer sales is likely to continue in the future.  Competition from internet retailers has resulted and could continue to result in a downturn or distress in the business of some of the Company’s tenants and could affect the way other current and future tenants lease space. For example, the migration toward e-commerce has led many omni-channel retailers to prune the number and size of their traditional “brick and mortar” locations to increasingly rely on e-commerce and alternative distribution channels. The Company cannot predict with certainty how continued growth in e-commerce will impact the demand for space at its properties or how much revenue will be generated at traditional store locations in the future. If the Company is unable to anticipate and respond promptly to trends in retailer and consumer behavior, its occupancy levels and operating results could be materially and adversely affected.

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

Because the Company’s properties consist of retail shopping centers, the Company’s performance is linked to general economic conditions in the retail market, including conditions that affect consumers’ purchasing behaviors and disposable income. The market for retail space has been and may continue to be adversely affected by the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, increases in consumer internet purchases, the excess amount of retail space in a number of markets and weakness in the national, regional and local economies. The Company’s performance is affected by its tenants’ results of operations, which are impacted by consumer preferences and macroeconomic factors that affect consumers’ ability to purchase goods and services. If the price of the goods and services offered by its tenants materially increases, including as a result of increases in taxes or tariffs resulting from, among other things, potential changes in the Code, the operating results and the financial condition of the Company’s tenants and demand for retail space could be adversely affected. To the extent that any of these conditions occur, they are likely to affect market rents for retail space. In addition, the Company may face challenges in the management and maintenance of its properties or incur increased operating costs, such as real estate taxes, insurance and utilities, that may make its properties unattractive to tenants. In addition, the Company’s properties compete with numerous shopping venues, including regional malls, outlet centers, other shopping centers and e-commerce, in attracting and retaining retailers. As of December 31, 2019, leases at the Company’s properties were scheduled to expire on a total of approximately 8% of leased GLA during 2020. For those leases that renew, rental rates upon renewal may be lower than current rates. For those leases that do not renew, the Company may not be able to promptly re-lease the space on favorable terms or with reasonable capital investments. Such events may adversely affect the Company’s financial condition and operating results, its ability to satisfy debt obligations and to make distributions to shareholders and its ability to sell properties on attractive terms or at all.

The Company Relies on Major Tenants, Making It Vulnerable to Changes in the Business and Financial Condition of, or Demand for Its Space by, Such Tenants.

As of December 31, 2019, the annualized base rental revenues of the Company’s tenants that were equal to or exceed 3.0% of the Company’s aggregate annualized shopping center base rental revenues, were as follows:

Tenant	% of Shopping Center Base Rental Revenues
Walmart Inc.	5.8%
Bed Bath & Beyond Inc.	3.5%

The retail shopping sector has been affected by economic conditions, including increases in consumer internet purchases, as well as the competitive nature of the retail business and the competition for market share where stronger retailers have out-positioned some of the weaker retailers.  These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or close stores.  In some cases, major tenants may declare bankruptcy or might take advantage of early termination of leases in connection with a plan to close stores. Bankruptcies, store closures and reduced expansion plans by conventional department stores and national chains in recent years have resulted in a smaller overall number of tenants requiring large store formats.

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

Liquidity Constraints Could Impact the Company’s Ability to Pursue Its Strategy and Make Distributions to Its Shareholders.

The Company may have liquidity restraints due to a number of factors, including:

•	the need to fund REIT dividends and pay cash taxes at the TRS level;
•	provisions of the mortgage loan requiring debt servicing, required reserves for operating expenditures and significant loan amortization in the event certain debt yield thresholds are not satisfied;
•	significant limitations on incurring additional debt under the terms of the mortgage financing;
•	lack of collateral to offer for additional debt because all of the properties currently owned by the Company are mortgaged or pledged in support of the mortgage financing and
•	payments of significant management fees to affiliates of SITE Centers, the Manager, pursuant to the Management Agreements entered into in connection with the Company’s separation from SITE Centers.

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

The Company’s Financial Condition Could Be Adversely Affected by Restrictive Covenants.

The instruments governing the Company’s debt, including the mortgage financing, contain operating covenants, as well as important limitations on the Company’s ability to incur additional indebtedness, sell one or more of its assets, make distributions to shareholders and access operating cash from properties. These instruments also contain customary default provisions, including the failure to pay principal and interest issued thereunder in a timely manner, the failure to comply with certain covenants and the failure of the Company or its subsidiaries to pay when due certain indebtedness beyond applicable grace and cure periods. These covenants also limit the Company’s ability to obtain additional funds needed to address cash shortfalls, improve properties or pursue opportunities or transactions that would provide substantial return to its shareholders. In addition, a breach of these covenants could cause a default or accelerate some or all of any other indebtedness the Company may incur, which could have a material adverse effect on the Company’s financial condition. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources and Financing Activities” in this Annual Report on Form 10-K.

The Company Has Variable-Rate Debt and Interest Rate Risk Subject to a Cap.

The Company has indebtedness with interest rates that vary depending upon the market index. In particular, the Company’s mortgage financing bears interest, at December 31, 2019, at a variable rate equal to the one-month LIBOR rate plus 2.68% per annum, subject to an interest rate cap of 4.5% on the one-month LIBOR rate. The mortgage financing is composed of several tranches of debt with interest rates varying by seniority, and the weighted-average interest rate spread applicable to the mortgage financing will increase over time as the servicer applies prepayments (including prepayments made with net proceeds from the Company’s asset sales) to more senior tranches of the loan. As of December 31, 2019, the interest rate was 4.4%. The Company may incur additional variable-rate debt in the future to the extent permitted by the terms of the mortgage financing or any refinancing thereof. Increases in interest rates would increase the Company’s interest expense, which would negatively affect net earnings and cash available for payment of its debt obligations and distributions to its shareholders.

The Company May Be Adversely Affected by the Potential Discontinuation of LIBOR.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) serve as the alternative to LIBOR for use in derivatives and other financial contracts currently indexed to LIBOR.  ARRC has proposed a paced market transition plan to SOFR from LIBOR.  As of December 31, 2019, the Company had $674.3 million of indebtedness that was indexed to LIBOR.

In the event that LIBOR is discontinued, the interest rate for the Company’s debt that is indexed to LIBOR will be based on replacement rates (which may include SOFR) or alternate base rates as specified in the applicable documentation governing such indebtedness or as otherwise agreed upon.  The replacement rate or alternate base rate could be higher or more volatile than LIBOR prior to its discontinuance.  In addition, the Company expects that amendments will be made to its interest rate cap agreements that will result in the LIBOR-based cap rate reverting, upon the occurrence of such events, to the same rate that would be expected to be used as the replacement rate or alternate base rate under the related debt agreements.  The full impact of the expected transition away from LIBOR and the potential discontinuation of LIBOR after 2021 is not known, but these changes could adversely affect the Company’s cash flow, financial condition and results of operations.

The Company Is Subject to Risks Relating to the Puerto Rican Economy and Government.

As of December 31, 2019, the Company owned 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA. These assets represented 45% of both the Company’s total consolidated revenue and the Company’s consolidated property revenue less property expenses (i.e., property net operating income) for the year ended December 31, 2019.  Additionally, these assets accounted for 39% of Company-owned GLA at December 31, 2019.

For more than a decade, the Puerto Rico economy has experienced a sustained downturn, and the territorial government of Puerto Rico has operated at substantial spending deficits.  These economic conditions, which have been exacerbated by severe weather events, natural disasters and their aftermath, have adversely affected the territorial government’s cash flows and have resulted in defaults on various municipal and other bonds issued by the territorial government of Puerto Rico and certain utility companies.

U.S. Congress approved the Puerto Rico Oversight, Management and Economic Stability Act of 2016 (PROMESA) to provide a consensual restructuring framework for the territorial government of Puerto Rico and its creditors. PROMESA, among other things, established a seven-member federally appointed oversight board (the “Oversight Board”) with broad powers over the finances of the government of Puerto Rico and its instrumentalities. In 2016, the President of the U.S. appointed seven voting members to the Oversight Board through the process established in PROMESA, which authorized the President to select the members from several lists required to be submitted by congressional leaders. In February 2019, however, the United States Court of Appeals for the First Circuit (the “First Circuit”) declared such appointments unconstitutional on the grounds that they did not comply with the Appointments Clause of the U.S. Constitution, which requires that principal federal officers be appointed by the President, with the advice and consent of the U.S. Senate. In June 2019, the Supreme Court of the U.S. (the “Supreme Court”) granted certiorari to consider various challenges to the First Circuit’s ruling, and the oral arguments were held in October. The Supreme Court’s decision is expected sometime in 2020.

Moreover, although the government of Puerto Rico and the Puerto Rico Electric Power Authority (the “PREPA”) have obtained preliminary creditor approval for the restructuring of certain of their outstanding debt obligations, court approval must still be obtained, and significant other government indebtedness and pension obligations must still be addressed. In the case of PREPA’s restructuring, a restructuring support agreement (the “RSA”) was entered into setting forth with the creditors of the public utility the principal terms of a proposed restructuring. The RSA must still also be approved by the U.S. District Court for the District of Puerto Rico. In the event the RSA is not approved or the government of Puerto Rico and its public corporations and other instrumentalities are unable to complete the restructuring of their obligations or obtain forbearance on related debt service payments, they may be unable to provide various services (including utilities) relied upon in the operation of businesses in Puerto Rico.

Furthermore, unreliability and significantly higher cost of utilities and other government services, the inability to recover from recent and future severe weather events and natural disasters (including as a result of the delay or failure to receive recovery funds allocated by U.S. Congress), recent political instability and a continued economic downturn may result in continued or increased migration of residents of Puerto Rico to mainland United States and elsewhere, which could continue to decrease the territory’s tax base, thereby exacerbating the government’s cash flow issues and further decreasing the number of consumers in Puerto Rico. In addition, the Supreme Court’s decision in the constitutional challenges to the appointments made under PROMESA could affect the validity of the Oversight Board’s settlement agreements with creditors and cause further uncertainty with respect to Puerto Rico’s restructuring plans. These risks could further challenge the profitability of tenants at the Company’s Puerto Rico properties and adversely impact the Company’s cash flows and ability to lease or sell its Puerto Rico properties.

Geographic Concentration of the Company’s Properties Makes It Vulnerable to Natural Disasters, Extreme Weather Conditions and Climate Change. An Uninsured Loss or a Loss That Exceeds the Limits of the Company’s Insurance Policies Could Subject the Company to a Loss of Capital and Revenue.

A significant number of the Company’s properties are located in areas that are susceptible to tropical storms, hurricanes, tornadoes, earthquakes, wildfires, sea-level rise and other natural disasters. In particular, properties located in Puerto Rico comprised 45% of the Company’s consolidated revenue for the year ended December 31, 2019. Extreme weather events and natural disasters in recent years, including Hurricane Maria, which made landfall in Puerto Rico in September 2017 and recurring earthquake activity in early 2020, have adversely impacted the insurance marketplace, and the potential increase in the frequency and intensity of natural disasters, extreme weather-related events and climate change in the future may further limit the types of coverage and the coverage limits the Company is able to obtain on commercially reasonable terms.  These natural disasters and extreme weather conditions may also disrupt the business of the Company’s tenants, which may affect the ability of some tenants to pay rent and may reduce the willingness of tenants to remain in or move to areas affected by these conditions, including Puerto Rico.  The process of repairing and restoring properties impacted by these events may also hinder or delay the Company’s ability to sell these properties even if the Company is adequately insured with respect to the damage.

The Company maintains (i) all-risk property insurance with limits of $150 million per occurrence and in the aggregate, for earthquake and flood, for properties in the continental U.S. and $200 million per occurrence and in the aggregate, for earthquake and flood, for properties in Puerto Rico and (ii) general liability insurance with limits of $100 million, per occurrence and in the aggregate, for properties in the continental United States and Puerto Rico, in each case subject to various conditions, exclusions, deductibles and sub-limits for certain perils such as flood and earthquake. Coverage for a named windstorm for the Company’s continental U. S. properties is subject to a deductible of 2% to 5% of the total insured value of each property and for the Company’s Puerto Rico properties is subject to a deductible of 1% of the total insured value of each property. The Company also carries insurance for acts of terrorism up to $100 million per occurrence relating to property damage in the continental United States and $128 million per occurrence relating to property damage in Puerto Rico. Should a loss occur that is uninsured or is in an amount exceeding the applicable policy limit, or in the event of a loss that is subject to a substantial deductible under an insurance policy, the Company could lose all or part of its capital invested in, and anticipated revenue from, one or more of its properties, which could have a material adverse effect on the Company’s operating results and financial condition, as well as its ability to make distributions to shareholders.

The Company’s mortgage financing also contains customary covenants requiring it to maintain insurance coverage. If the insurance market continues to tighten, the Company may not be able to satisfy these requirements at commercially reasonable costs. If lenders insist on greater coverage than the Company or potential purchasers of its properties are able to obtain on commercially reasonable terms, such requirements could materially and adversely affect the Company’s ability to refinance or sell its properties.

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

Mr. Alexander Otto, who designated Mr. Henrie Koetter to serve as a member of the Board of Directors, is in a position to exert significant influence over the Company because of his considerable beneficial ownership of the Company’s common shares. As of February 14, 2020, the reported ownership of Mr. Otto was approximately 17% of the Company’s common shares, and therefore Mr. Otto may exert influence with respect to matters that are brought to a vote of the Board of Directors and/or the holders of the Company’s common shares. Among others, these matters include the election of directors, corporate finance transactions and joint venture activity, merger, acquisition and disposition activity and amendments to the Company’s Articles of Incorporation and Code of Regulations. In the context of major corporate events, the interests of the Company’s significant shareholders may differ from the interests of other shareholders. For example, if a significant shareholder does not support a merger, tender offer, sale of assets or other business combination because the shareholder judges it to be inconsistent with the shareholder’s investment strategy, the Company may be unable to enter into or consummate a transaction that would enable other shareholders to realize a premium over the then-prevailing market prices for common shares. Furthermore, if the Company’s significant shareholders sell substantial amounts of the Company’s common shares in the public market to enhance the shareholders’ liquidity positions, fund alternative investments or for other reasons, the trading price of the Company’s common shares could decline significantly, and other shareholders may be unable to sell their common shares at favorable prices. The Company cannot predict or control how the Company’s significant shareholders may use the influence they will have as a result of their common share holdings.

A Disruption, Failure, or Breach of the Company’s Networks or Systems, Including as a Result of Cyber-Attacks, Could Harm Its Business.

The Company relies extensively on computer systems to manage its business. While the Manager maintains some of its own critical information technology systems, it also depends on third parties to provide important information technology services relating to several of the Company’s key business functions, such as electronic communications and certain finance functions. These systems are subject to damage or interruption from power outages, facility damage, computer or telecommunications failures, computer viruses, security breaches, vandalism, natural disasters, catastrophic events, human error and potential cyber threats, including malicious codes, worms, phishing attacks, ransomware and other sophisticated cyber-attacks. Although the Company believes that the Manager and such third parties employ a number of measures to prevent, detect and mitigate cyber threats, including password protection, firewalls, backup servers, threat monitoring and periodic penetration testing, the techniques used to obtain unauthorized access change frequently, and there is no guarantee that such efforts will be successful.  Should they occur, these threats could compromise the confidential information of the Company’s tenants and third-party vendors, disrupt the Company’s business operations and the availability and integrity of data in the Company’s systems and result in litigation, violation of applicable privacy and other laws, investigations, actions, fines or penalties. In the event of damage or disruption to the Company’s business due to these occurrences, the Company may not be able to successfully and quickly recover all of its critical business functions, assets and data.

Violent Crime, Including Terrorism and Mass Shooting, or Civilian Unrest May Affect the Markets in Which the Company Operates Its Business and Its Profitability.

Certain of the Company’s properties are located in or near major metropolitan areas or other areas that have experienced, and remain susceptible to, violent crime, including terrorist attacks and mass shootings. Any kind of violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses), could alter shopping habits or deter customers from visiting the Company’s shopping centers, which would have a negative effect on the Company’s business, the operations of its tenants and the value of its properties.

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

The Company Has a Limited Operating History, and It May Not Be Able to Operate Its Business Successfully or Generate Sufficient Cash Flow to Meet Its Debt Service Obligations or Make or Sustain Distributions to Its Shareholders.

The Company was organized in late 2017 and has a limited operating history.  The Company cannot assure investors that it will be able to operate its business successfully or continue to implement its operating and disposition strategy. As a result, ownership of the Company’s common shares may entail more risk than an investment in the common shares of a real estate company with a substantial operating history. If the Company is unable to operate its business successfully, it would not be able to generate sufficient cash flow to meet its debt service obligations or make or sustain distributions to its shareholders, and investors could lose all or a portion of the value of their ownership in its common shares.

The Company’s Historical Combined Financial Information Is Not Necessarily Indicative of Its Future Financial Condition, Results of Operations or Cash Flows, nor Does It Reflect What the Company’s Financial Condition, Results of Operations or Cash Flows Would Have Been as an Independent Public Company During the Periods Presented.

The historical combined financial information for periods prior to July 1, 2018, included in this Annual Report on Form 10-K does not reflect what the Company’s financial condition, results of operations or cash flows would have been as an independent public company during such periods and is not necessarily indicative of the Company’s future financial condition, future results of operations or future cash flows.  This is primarily a result of the following factors:

•

the Company’s historical combined financial results for periods prior to July 1, 2018, reflect allocations of expenses for services historically provided by SITE Centers and do not fully reflect the increased costs associated with being an independent public company, including significant changes in the Company’s cost structure, management, financing arrangements and business operations that occurred as a result of the separation from SITE Centers and

•

prior to July 1, 2018, the Company’s working capital requirements and capital expenditures had been satisfied as part of SITE Centers’ corporate-wide capital access, capital allocation and cash management programs; the Company’s debt structure and cost of debt and other capital may be significantly different from that reflected in the historical combined financial statements.

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

The Company offers no assurance that the Manager will remain the Company’s manager or that the Company will continue to have access to SITE Centers’ officers and key personnel. SITE Centers is not obligated to dedicate any specific personnel exclusively to the Company, nor is SITE Centers obligated to dedicate any specific portion of time to the Company’s business, and none of SITE Centers’ employees are contractually dedicated to the Company under the Management Agreements with the Manager. The officers and employees of SITE Centers have significant responsibilities associated with SITE Centers and, as a result, these individuals may not always be willing or able to devote sufficient time to the management of the Company’s business.

The Management Agreements extend only until June 30, 2020, with automatic six-month renewals thereafter subject to the right of the Company or the Manager to terminate the Management Agreements upon delivery of written notice at least 60 days in advance of any renewal date. If the Management Agreements are terminated, the Company may incur expenses and disruptions in transitioning to a replacement manager, and if no suitable replacement manager is found to manage the Company and its properties, the Company likely would not be able to execute its business plan.

The Company May Have Conflicts of Interest with SITE Centers and the Manager.

The Company is subject to conflicts of interest arising out of its relationships with SITE Centers and the Manager. Specifically, all of the Company’s executive officers are executives of SITE Centers. SITE Centers and the Company’s executive officers may have conflicts between their duties to the Company and their duties to, and interests in, SITE Centers. Conflicts with the Company’s business and interests are most likely to arise from any amendment of the Management Agreements, involvement in activities related to the allocation of SITE Centers’ management’s time and services between the Company and SITE Centers, the terms and timing of sales of Company properties and the lease of vacant space or renewal of existing leases at the Company’s properties, which may be located near and compete with properties owned or managed by affiliates of SITE Centers.

The Company will pay the Manager substantial fees regardless of the performance of the Company’s properties. The Manager’s entitlement to a management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking strategies that maximize total returns to the Company’s shareholders. The Manager may also be motivated to take or recommend certain actions with respect to dispositions, leasing and financing activities that could increase the potential that it will earn additional fees, but which may not be consistent with actions desired by the Company’s shareholders. This, in turn, could hurt the Company’s ability to make distributions to its shareholders, the value of the Company’s assets and the market price of the Company’s common shares.

Furthermore, as a holder of the Company’s series A preferred shares, which are entitled to a dividend preference over the Company’s common shares and restrict the ability of the Company to consummate certain transactions, the interests of SITE Centers, as well as the Manager, may not always align with those of the holders of the Company’s common shares. For instance, SITE Centers and the Manager may pursue certain allowed transactions that they expect to generate proceeds facilitating the prompt payment of distributions on the series A preferred shares but that do not maximize value of the Company’s assets. This, in turn, could hurt the Company’s ability to make distributions to the holders of its common shares, as well as the market price of the Company’s common shares.

The Management Agreements with the Manager Were Not Negotiated on an Arm’s-Length Basis and May Not Be as Favorable to the Company as if They Had Been Negotiated with an Unaffiliated Third Party and May Be Difficult to Terminate.

The Company’s executive officers and one of its five current directors is a current executive of SITE Centers. The Management Agreements, as well as several other agreements relating to the separation from SITE Centers, were negotiated between related parties, and, although the Company believes the terms are reasonable and approximate terms of an arm’s-length transaction, their terms, including fees and other amounts payable, may not be as favorable to the Company as if they had been negotiated at arm’s length with an unaffiliated third party.

The Property Management Agreements may be terminated on June 30, 2020, or if extended, at the end of any subsequent six-month term, by the Manager or by the Company, upon the provision of notice 60 days in advance.

The External Management Agreement may be terminated on June 30, 2020, or, if extended, at the end of any subsequent six-month term by the Manager or by a majority of the independent directors that, with respect to the relevant action to be taken under the External Management Agreement, are “disinterested directors” (as such term is used in section 1701.60 of the Ohio Revised Code (the “Ohio Code”)) on the Board of Directors, upon the provision of notice 60 days in advance.

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

The Company Is Subject to Regulatory and Reporting Requirements That Have Increased Legal, Accounting and Financial Compliance Costs.

Prior to the Company’s separation from SITE Centers, the Company relied on SITE Centers’ corporate infrastructure and financial reporting and compliance programs.  Following the separation, the Company has been subject to the reporting requirements under the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the listing standards of the New York Stock Exchange (the “NYSE”). The requirements of these rules and regulations increased, and will likely continue to increase, the Company’s legal, accounting and financial compliance costs and make some activities more difficult, time-consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that the Company maintain effective disclosure controls and procedures and internal control over financial reporting. In reliance on SITE Centers, the Company has developed and refined its disclosure controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to its principal executive and financial officers.

The Company’s current controls and any new controls that it develops may become inadequate because of changes in conditions in its business. Further, weaknesses in the Company’s disclosure controls or its internal control over financial reporting may be discovered in the future. Any failure in developing and maintaining effective controls, or any difficulties encountered in their implementation or improvement, could harm the Company’s operating results or cause it to fail to meet its reporting obligations and may result in a restatement of its financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of management evaluations and independent registered public accounting firm audits of its internal control over financial reporting that the Company is required to include in its periodic reports that it files with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in the Company’s reported financial and other information, which would likely have a negative effect on the trading price of its common shares. Pursuant to the terms of the Management Agreements, the Company will rely on the Manager to provide certain services integral to its internal control. In addition, if the Company is unable to continue to meet these requirements, it may not be able to remain listed on the NYSE.

The Company is required to provide an annual management report on the effectiveness of its internal control over financial reporting commencing with this Annual Report on Form 10-K.  However, the Company’s independent registered public accounting firm is not required to audit the effectiveness of its internal control over financial reporting until after it is no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). At such time, the Company’s independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which the Company’s internal control over financial reporting is documented, designed or operating.

Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on the Company’s business and operating results and cause a decline in the price of its common shares.

Risks Related to the Company’s Common Shares

If an Active Trading Market for the Company’s Common Shares Is Not Sustained, Ability to Sell Shares When Desired and the Prices Obtained Will Be Adversely Affected.

The Company’s common shares are currently listed on the NYSE under the trading symbol “RVI.” However, there can be no assurance that the Company’s common shares will continue to be listed on the NYSE or that an active trading market for the Company’s common shares will be maintained, especially as the Company continues to execute on its strategy to sell assets, including potentially adopting a plan of liquidation, and make distributions to shareholders, which could negatively impact the price of the Company’s common shares and market capitalization. As the Company sells assets, the price of its common shares and market capitalization could fall below the NYSE’s minimum requirements, and the Company’s common shares could be delisted.  Additionally, if the Company adopts a plan of liquidation, the NYSE has discretionary authority to delist its common shares.  Accordingly, no assurance can be given as to the ability of the Company’s shareholders to sell their common shares or the price that shareholders may obtain for their common shares.

Some of the factors that could negatively affect the market price of the Company’s common shares include:

•	the Company’s actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategies or prospects;
•	the market’s perception of the Company’s potential and future cash dividends;
•	changes in the valuation and capitalization rates applicable to the Company’s properties;
•	the ability to sell the Company’s properties on a timely basis and on attractive terms;
•	actual or perceived conflicts of interest with SITE Centers and individuals, including the Company’s executives, or any termination of the Management Agreements;
•	equity issuances by the Company, or share sales by its significant shareholders, or the perception that such issuances or sales may occur;
•	the publication of research reports about the Company or the real estate industry;
•	changes in market valuations of similar companies;
•	the ability to maintain compliance with the terms of the Company’s indebtedness;
•	adverse market reaction to any refinancing of the mortgage loan or any indebtedness the Company incurs in the future;

•	additions to or departures of SITE Centers’ key personnel or members of the Company’s Board of Directors;
•	speculation in the press or investment community;
•	the Company’s failure to meet, or the lowering of, its earnings estimates or those of any securities analysts;
•	the extent of institutional investor interest in the Company;
•	increases in market interest rates, which may have a negative impact on the number of potential buyers for the Company’s properties and the prices such buyers are willing to pay;
•	ability to pay distributions to the Company’s shareholders pursuant to its operating and disposition strategy;
•	changes to the debt markets that could adversely affect the Company’s ability to raise capital or refinance its existing indebtedness;
•	failure of the Company to qualify as a REIT and the Company’s continued qualification as a REIT;
•	the reputation of REITs generally and the reputation of REITs with similar businesses;
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

Although the Company expects to declare and pay distributions on or around the end of each calendar year, the Board of Directors will evaluate its dividend policy regularly. To the extent cash available for distributions is less than the Company’s REIT taxable income, or if amortization requirements commence with respect to the mortgage loan or if the Company determines it is advisable for financial or other reasons, the Company has and may in the future pay a portion of its dividends in the form of common shares, and any such distribution of common shares may be taxable as a dividend to shareholders. The Company may also distribute debt or other securities in the future, which also may be taxable as a dividend to shareholders.

Any distributions the Company makes to its shareholders will be at the discretion of the Board of Directors and will depend upon, among other things, the Company’s actual and anticipated results of operations and liquidity, which will be affected by various factors, including the income from its properties, its operating expenses (including management fees and other obligations owing to the Manager), any other expenditures and the terms of the mortgage financing and the limitations set forth in the mortgage loan agreements. Distributions will also be impacted by the pace and success of the Company’s property disposition strategy. As a result of the terms of the mortgage financing, however, the Company anticipates that the majority of distributions to shareholders will not occur until after the mortgage loan or any refinancing thereof has been repaid. Furthermore, subject to the requirement that the

Company distribute the Required REIT Distribution to the holders of the Company’s common shares, the series A preferred shares will be entitled to a dividend preference for all dividends declared on the Company’s capital stock up to the preference amount. Due to the dividend preference of the series A preferred shares, distributions to holders of common shares are not anticipated to occur until after aggregate dividends have been paid on the series A preferred shares in an amount equal to the preference amount. The Company cannot predict when or if it will declare dividends to the holders of series A preferred shares and when or if such dividends, if paid, will equal the preference amount. If the Company is unable to pay aggregate dividends on the series A preferred shares in an amount equal to the preference amount, it would not be able to pay any dividends to its common shareholders other than required REIT distributions.

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

Although the Company does not have any current intention to do so, if the Company decides in the future to issue debt or preferred equity securities, other than the series A preferred shares, ranking senior to its common shares, it is likely that they will be governed by an indenture or other instrument containing covenants restricting the Company’s operating flexibility. Additionally, any convertible or exchangeable securities that the Company issues in the future may have rights, preferences and privileges more favorable than those of its common shares and may result in dilution to owners of its common shares. The Company and, indirectly, its shareholders will bear the cost of issuing and servicing such securities. Because the Company’s decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond its control, the Company cannot predict or estimate the amount, timing or nature of its future offerings. Thus, holders of the Company’s common shares will bear the risk of future offerings reducing the market price of common shares and diluting the value of their shareholdings in the Company.

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

The Company is an “emerging growth company,” as defined in the JOBS Act. For so long as the Company remains an emerging growth company, the Company is not required to comply with, among other things, the auditor attestation requirements of the Sarbanes-Oxley Act. Emerging growth companies are also exempt from the “say on pay” provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”) and are permitted to omit the detailed compensation discussion and analysis and other compensation-related disclosures from proxy statements and reports filed under the Exchange Act.  Investors may find the Company’s common shares less attractive because the Company relies on these provisions. If investors find the Company’s common shares less attractive as a result, there may be a less active trading market for the Company’s shares, and the Company’s share price may be more volatile.

In addition, Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. However, the Company has chosen to “opt out” of such extended transition period, and, as a result, the Company will comply with new or revised accounting standards on the relevant dates adoption of such standards and required for non-emerging growth companies. The Company’s decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Changes in Accounting Standards Issued by the Financial Accounting Standards Board ("FASB") or Other Standard-Setting Bodies May Adversely Affect the Company’s Business.

The Company’s financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded. From time to time, the Company is required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and the Securities and Exchange Commission. It is possible that accounting standards the Company is required to adopt may require changes to the current accounting treatment that it applies to its consolidated financial statements and may require it to make significant changes to its systems. Changes in accounting standards could result in a material adverse impact on the Company’s business, financial condition and results of operations.

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

The REIT Rules Relating to Prohibited Transactions Could Affect the Company’s Disposition of Assets and Adversely Affect Its Profitability.

The Company intends to conduct its activities to avoid the 100% tax on gains from prohibited transactions, including by structuring dispositions of properties to qualify for the safe harbor to avoid application of such 100% tax. Among other requirements, the safe harbor limits sale transactions undertaken by a REIT or certain subsidiaries to seven in any calendar year, which requirements do not apply to sale transactions undertaken by a TRS.  The avoidance of this tax could reduce the Company’s liquidity and cause it to undertake fewer sales of properties than it would otherwise undertake. In addition, the Company may have to sell numerous properties to a single or a few purchasers, which could cause such dispositions to be less profitable than would be the case if it sold properties on a property-by-property basis. There can be no assurances that property dispositions will qualify for the safe harbor and not be subject to the 100% tax on gains from prohibited transactions. The safe harbor also requires that the Company hold the property for not less than two years.

The Company holds a number of properties through a TRS. Gains from the sale of property by a TRS will not be subject to the 100% tax on gains from prohibited transactions, but such gains will be subject to tax at the TRS level at corporate tax rates. The current U.S. federal income tax rate applicable to corporations is 21%.

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

•

any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to shareholders and could force the Company to liquidate assets or take other actions that could have a detrimental effect on its operating results and

•

unless the Company were entitled to relief under applicable statutory provisions, it would be disqualified from treatment as a REIT for the four taxable years following the year during which the Company lost its qualification, and its cash available for debt service obligations and distribution to its shareholders, therefore, would be reduced for each of the years in which the Company does not qualify as a REIT.

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

As a REIT, the Company must distribute at least 90% of its annual net taxable income (excluding net capital gains) to its shareholders.  To the extent that the Company satisfies this distribution requirement, but distributes less than 100% of its net taxable income, the Company will be subject to U.S. federal corporate income tax on its undistributed taxable income.  In addition, the Company will be subject to a 4% non-deductible excise tax if the actual amount paid to its shareholders in a calendar year is less than the minimum amount specified under U.S. federal tax laws.  From time to time, the Company may generate taxable income greater than its income for financial reporting purposes, or its net taxable income may be greater than its cash flow available for distribution to its shareholders.  If the Company does not have other funds available in these situations, it could be required to borrow funds, sell a portion of its properties at unfavorable prices, distribute common shares in a taxable distribution or find other sources of funds in order to meet the REIT distribution requirements and avoid corporate income tax and the 4% excise tax.

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

To qualify as a REIT, the Company generally must distribute to shareholders at least 90% of its REIT taxable income each year, determined without regard to the dividends paid deduction and excluding any net capital gains, and the Company will be subject to regular corporate income taxes on its undistributed taxable income to the extent that the Company distributes less than 100% of its REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, each year. In addition, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by the Company in any calendar year are less than the sum of 85% of the Company’s ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years. The Company could have a potential distribution shortfall as a result of, among other things, differences in timing between the actual receipt of cash and recognition of income for U.S. federal income tax purposes or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. In order to maintain REIT status and avoid the payment of income and excise taxes, the Company may need to borrow funds to meet the

REIT distribution requirements. The Company may not be able to borrow funds on favorable terms or at all, and the Company’s ability to borrow may be restricted by the terms of instruments governing the Company’s existing indebtedness. The Company’s access to third-party sources of capital depends on a number of factors, including the market’s perception of the Company’s growth potential, current debt levels, the market price of common shares and current and potential future earnings. The Company cannot assure shareholders that it will have access to such capital on favorable terms at the desired times, or at all, which may cause the Company to curtail its investment activities and/or to dispose of assets at inopportune times, and could materially and adversely affect the Company. The Company may make taxable in-kind distributions of common shares, which may cause shareholders to be required to pay income taxes with respect to such distributions in excess of any cash received, or the Company may be required to withhold taxes with respect to such distributions in excess of any cash shareholders receive.

Dividends Paid by REITs Generally Do Not Qualify for Reduced Tax Rates.

In general, the maximum U.S. federal income tax rate for dividends paid to individual U.S. shareholders is 20%.  Due to its REIT status, the Company’s distributions to individual shareholders generally are not eligible for the reduced rates. However, U.S. shareholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., REIT dividends that are not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6%, assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of the Company’s common shares.

Legislative or Other Actions Affecting REITs Could Have a Negative Effect on the Company.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect the Company or its shareholders. The Company cannot predict how changes in the tax laws might affect shareholders or the Company. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect the Company’s ability to qualify as a REIT, or the U.S. federal income tax consequences of such qualification, or the U.S. federal income tax consequences of an investment in the Company. In addition, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

For instance, enactment of the Tax Cuts and Jobs Act of 2017 (the “TCJA”) significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their shareholders.  Changes made by the TCJA that affected the Company include, among others:

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

Many of the TCJA changes that are applicable to the Company were effective in the Company’s 2018 taxable year, without any transition periods or grandfathering for existing transactions.  While some of the changes made by the TCJA may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial on a going-forward basis.  Furthermore, potential amendments and technical corrections, as well as interpretations and implementation of regulations by the Treasury and IRS, may have or may in the future occur or be enacted, and, in each case, they could lessen or increase the impact of the TCJA.  In addition, states and localities, which often use federal taxable income as a starting point for computing state and local tax liabilities, continue to react to the TCJA, which reactions may exacerbate its negative, or diminish its positive, effects on the Company.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

At December 31, 2019, the Company owned 28 assets, composed of 16 continental U.S. assets and 12 assets in Puerto Rico. These properties consist of retail shopping centers composed of 11.4 million square feet of GLA and are located in 11 states and Puerto Rico.  At December 31, 2019, the average annualized base rent of the Company’s assets was $15.72 per square foot.  The Company’s average annualized base rent per occupied square foot does not consider tenant expense reimbursements.  The Company generally does not enter into significant tenant concessions on a lease-by-lease basis.  The Company’s properties were 87.3% occupied as of December 31, 2019.

Information as to the Company’s 10 largest tenants based on total annualized rental revenues and Company-owned GLA at December 31, 2019, is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Retail Environment and Company Fundamentals” in this Annual Report on Form 10-K.

Tenant Lease Expirations and Renewals

The following table shows the impact of tenant lease expirations through 2029 for all of RVI’s properties, assuming that none of the tenants exercise any of their renewal options as of December 31, 2019:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2020	170	688	$15,046	$21.87	6.0%	10.1%
2021	146	1,213	20,482	16.88	10.6%	13.7%
2022	153	1,789	25,134	14.05	15.6%	16.9%
2023	99	1,206	17,378	14.41	10.5%	11.7%
2024	123	1,526	21,215	13.90	13.3%	14.2%
2025	65	946	13,738	14.53	8.3%	9.2%
2026	32	175	4,160	23.76	1.5%	2.8%
2027	17	176	2,315	13.17	1.5%	1.6%
2028	12	207	2,576	12.44	1.8%	1.7%
2029	12	233	3,994	17.14	2.0%	2.7%
Total	829	8,159	$126,038	$15.45	71.1%	84.6%

The following table shows the impact of tenant lease expirations through 2029 for all of RVI’s Puerto Rico properties, assuming that none of the tenants exercise any of their renewal options as of December 31, 2019:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2020	118	305	$10,308	$33.83	6.9%	15.4%
2021	72	281	8,471	30.20	6.3%	12.7%
2022	85	636	10,773	16.95	14.3%	16.1%
2023	33	403	5,497	13.65	9.1%	8.2%
2024	53	697	9,273	13.31	15.7%	13.9%
2025	14	138	3,589	26.03	3.1%	5.4%
2026	17	83	2,390	28.79	1.9%	3.6%
2027	6	44	640	14.69	1.0%	1.0%
2028	1	2	36	22.44	0.0%	0.1%
2029	2	5	223	47.67	0.1%	0.3%
Total	401	2,594	$51,200	$19.76	58.4%	76.7%

The rental payments under certain of these leases will remain constant until the expiration of their base terms, regardless of inflationary increases.  There can be no assurance that any of these leases will be renewed or that any replacement tenants will be obtained if not renewed.

Retail Value Inc.

Property List at December 31, 2019

	Location	Center	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Arizona
1	Tucson, AZ	Tucson Spectrum	717	$8,563	$13.79

Bed Bath & Beyond, Best Buy, Food City, Harkins Theatres, Home Depot (Not Owned), JCPenney, LA Fitness, Marshalls, Michaels, OfficeMax, Old Navy, Party City, PetSmart, Ross Dress for Less, Target (Not Owned)

	Georgia
2	Newnan, GA	Newnan Crossing	223	$2,007	$9.00	Hobby Lobby, Lowe's, Walmart (Not Owned)
	Michigan
3	Grand Rapids, MI	Green Ridge Square	216	$2,617	$12.49	Bed Bath & Beyond, Best Buy, Michaels, Target (Not Owned)
	Minnesota
4	Coon Rapids, MN	Riverdale Village	788	$9,686	$15.70	Bed Bath & Beyond, Best Buy, Costco (Not Owned), Dick's Sporting Goods, DSW, JCPenney, Jo-Ann, Kohl's, Old Navy, T.J. Maxx
5	Maple Grove, MN	Maple Grove Crossing	262	$3,427	$13.50	Barnes & Noble, Bed Bath & Beyond, Cub Foods (Not Owned), Kohl's, Michaels
	Mississippi
6	Gulfport, MS	Crossroads Center(2)	555	$6,204	$11.95	Academy Sports, Barnes & Noble, Belk, Burke's Outlet, Cinemark, Michaels, Ross Dress for Less, T.J. Maxx
7	Tupelo, MS	Big Oaks Crossing	348	$2,242	$6.47	Jo-Ann, Sam's Club, Walmart
	New Hampshire
8	Seabrook, NH	Seabrook Commons	175	$2,845	$17.80	Dick's Sporting Goods, Walmart (Not Owned)
	New Jersey
9	Mays Landing, NJ	Hamilton Commons	403	$6,146	$16.46	Bed Bath & Beyond, Big Lots, Hobby Lobby, Marshalls, Regal Cinemas, Ross Dress for Less
10	Mays Landing, NJ	Wrangleboro Consumer Square	840	$11,076	$13.73	Best Buy, BJ's Wholesale Club, Books-A-Million, Burlington, Christmas Tree Shops, Dick's Sporting Goods, Kohl's, Michaels, PetSmart, Staples, Target
	Ohio
11	North Olmsted, OH	Great Northern Plaza	630	$8,759	$14.18	Bed Bath & Beyond, Best Buy, Big Lots, Burlington, DSW, Home Depot, Jo-Ann, K&G Fashion Superstore, Marc's, PetSmart
12	Solon, OH	Uptown Solon	182	$1,854	$15.54	Bed Bath & Beyond
	Pennsylvania
13	Erie, PA	Peach Street Marketplace(2)	721	$6,702	$10.59	Bed Bath & Beyond, Best Buy (Not Owned), Burlington, Cinemark, Hobby Lobby, Home Depot (Not Owned), Kohl's, Lowe's, Marshalls, PetSmart, Target (Not Owned)
14	Jenkintown, PA	Noble Town Center	168	$1,994	$14.08	Bed Bath & Beyond, PetSmart, Ross Dress for Less, Stein Mart
	Texas
15	Houston, TX	Willowbrook Plaza	385	$4,869	$15.97	AMC Theatres, Bed Bath & Beyond, Bel Furniture, buybuy BABY, Cost Plus World Market
	Wisconsin
16	Brown Deer, WI	Marketplace of Brown Deer	405	$3,316	$9.31	Bob's Discount Furniture, Burlington, Michaels, OfficeMax, Pick 'n Save, Ross Dress for Less, T.J. Maxx

Retail Value Inc.

Property List at December 31, 2019

	Location	Center	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Puerto Rico
17	Arecibo, PR	Plaza del Atlántico	223	$1,732	$11.43	Capri, Kmart
18	Bayamon, PR	Plaza del Sol	598	$16,450	$31.07	Bed Bath & Beyond, Caribbean Cinemas, Dave & Buster's, H & M, Home Depot (Not Owned), Old Navy, Pep Boys, Walmart
19	Bayamon, PR	Plaza Río Hondo	555	$13,099	$25.37	Best Buy, Caribbean Cinemas, Kmart, Marshalls Mega Store, Pueblo, T.J. Maxx
20	Carolina, PR	Plaza Escorial	525	$7,617	$15.57	Caribbean Cinemas, Home Depot (Not Owned), OfficeMax, Old Navy, Sam's Club, Walmart
21	Cayey, PR	Plaza Cayey	313	$2,716	$9.03	Caribbean Cinemas (Not Owned), Pep Boys, Walmart
22	Fajardo, PR	Plaza Fajardo	274	$3,738	$15.73	Econo, Walmart
23	Guayama, PR	Plaza Walmart	164	$1,195	$8.63	Walmart
24	Hatillo, PR	Plaza del Norte	682	$10,011	$19.03	Caribbean Cinemas, Econo Supermarket, JCPenney, OfficeMax, Rooms To Go, Sears, T.J. Maxx
25	Humacao, PR	Plaza Palma Real	451	$3,855	$13.96	Capri, Marshalls, Pep Boys, Walmart
26	Isabela, PR	Plaza Isabela	259	$3,514	$14.64	Selectos Supermarket, Walmart
27	Rio Piedras, PR	Señorial Plaza	202	$1,849	$17.65	Pueblo
28	Vega Baja, PR	Plaza Vega Baja	185	$954	$11.37	Econo

(1)	Calculated as total annualized base rentals divided by Company-owned rent commenced GLA as of December 31, 2019.
(2)	Indicates an asset subject to a ground lease. All other assets are owned fee simple.

Item 3.	LEGAL PROCEEDINGS

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

Holders, Dividends and Market Information

The Company’s common shares are listed on the NYSE under the ticker symbol “RVI.”  As of February 14, 2020, there were 2,564 record holders and approximately 12,300 beneficial owners of the Company’s common shares.

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

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1–31, 2019	6	$37.04	—	—
November 1–30, 2019	—	—	—	—
December 1–31, 2019	—	—	—	—
Total	6	$37.04	—	—

(1)

Consists of common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted equity distributed in connection with the Company’s separation from SITE Centers.

Performance Graph

The graph below presents the Company's cumulative total shareholder returns relative to the performance of the Russell 2000 Index and FTSE NAREIT Equity REITs Total Return Index.  The graph assumes $100 invested at the closing price of the Company's common stock on the New York Stock Exchange and each index on July 2, 2018 (the first day of RVI trading), and assumes the reinvestment of all dividends.  The stock price performance shown on this graph may not be indicative of future price performance.

Cumulative Total Shareholder Return Index

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected combined and consolidated financial information and other data of the Company.  The following selected combined and consolidated financial data should be read in conjunction with the Company’s combined and consolidated financial statements and related notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The following selected financial data is not intended to replace the Company’s historical combined and consolidated financial statements. As a result of the spin-off from SITE Centers Corp., the selected financial data for periods prior to July 1, 2018, was carved-out from the financial information of SITE Centers at their historical carrying amounts. See Note 2, “Basis of Presentation,” to the Company’s combined and consolidated financial statements included herein.

Comparative Summary of Selected Financial Data

(In thousands, except per share data)

	For the Year Ended	For the Period from	For the Period from	For the Year Ended December 31,
	December 31, 2019	July 1, 2018 to December 31, 2018	January 1, 2018 to June 30, 2018	2017	2016	2015
	The Company		RVI Predecessor
Operating Data:
Revenues	$239,095	$137,347	$155,234	$322,879	$316,058	$298,280
Rental operating expenses	69,297	39,252	44,179	89,409	85,971	83,187
Net income (loss)	46,749	8,852	(174,156)	(292,453)	(59,208)	(42,623)

Earnings Per Share Data (Basic and Diluted):
Net income	$2.46	$0.48	N/A	N/A	N/A	N/A
Weighted-average number of common shares	19,008	18,464	N/A	N/A	N/A	N/A
Dividends Declared	$2.05	$1.30	N/A	N/A	N/A	N/A

	December 31,
	2019	2018	2017	2016
	The Company		RVI Predecessor
Balance Sheet Data:
Real estate (at cost)	$2,057,820	$2,451,438	$2,849,874	$3,219,540
Real estate, net of accumulated depreciation	1,387,311	1,747,037	2,150,586	2,557,649
Total assets	1,626,687	1,962,644	2,326,602	2,717,184
Total indebtedness	655,833	967,569	1,134,152	1,218,167
Total equity	687,903	662,253	1,090,464	1,384,894

	For the Year Ended	For the Period from	For the Period from	For the Year Ended December 31,
	December 31, 2019	July 1, 2018 to December 31, 2018	January 1, 2018 to June 30, 2018	2017	2016	2015
	The Company		RVI Predecessor
Cash Flow Data:
Cash flow provided by (used for):
Operating activities	$94,883	$43,993	$28,832	$96,242	$102,299	$73,290
Investing activities	344,085	258,571	100,079	(9,643)	(177,540)	(226,102)
Financing activities	(366,874)	(286,751)	(41,843)	(89,305)	79,566	153,481

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Retail Value Inc. (“RVI” or the “Company”) (NYSE: RVI) is an Ohio company formed in December 2017 that, as of December 31, 2019, owned and operated a portfolio of 28 assets, composed of 16 continental U.S. assets and 12 assets in Puerto Rico. These properties consisted of retail shopping centers composed of 11.4 million square feet of Company-owned gross leasable area (“GLA”) and were located in 11 states and Puerto Rico. The Company’s continental U.S. assets comprised 55% and the properties in Puerto Rico comprised 45% of its total consolidated revenue for the year ended December 31, 2019.  The Company’s centers have a diverse tenant base that includes national retailers such as Walmart/Sam’s Club, Bed, Bath & Beyond, PetSmart, the TJX Companies (T.J. Maxx, Marshalls and HomeGoods), Kohl’s, Best Buy and Gap.  At December 31, 2019, the aggregate occupancy of the Company’s shopping center portfolio was 87.3%, and the average annualized base rent per occupied square foot was $15.72.  Prior to the Company’s separation on July 1, 2018, the Company was a wholly-owned subsidiary of SITE Centers Corp. (“SITE Centers” or the “Parent Company”).

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

On July 1, 2018, in order to consummate the Company’s separation from SITE Centers, the Company and SITE Centers entered into a separation and distribution agreement (the “Separation and Distribution Agreement”), pursuant to which, among other things, SITE Centers agreed to transfer properties and certain related assets, liabilities and obligations to RVI and to distribute 100% of the outstanding common shares of RVI to holders of record of SITE Centers’ common shares as of the close of business on June 26, 2018, the record date.  On July 1, 2018, the separation date, holders of SITE Centers’ common shares received one common share of RVI for every ten shares of SITE Centers’ common stock held on the record date.  In connection with the separation, SITE Centers retained 1,000 shares of RVI’s series A preferred stock (the “RVI Preferred Shares”) having an aggregate dividend preference equal to $190 million, which amount may increase by up to an additional $10 million depending on the amount of aggregate gross proceeds generated by RVI asset sales.

From its formation in December 2017 through December 31, 2019, the Company sold the following assets (in thousands):

Date Sold	Property Name	City, State	Total Owned GLA	Gross Sales Price
4/17/18	Silver Spring Square	Mechanicsburg, PA	343	$80,810
6/27/18	The Walk at Highwoods Preserve	Tampa, FL	138	25,025
7/6/18	Tequesta Shoppes	Tequesta, FL	110	14,333
7/10/18	Lake Walden Square	Plant City, FL	245	29,000
8/1/18	East Lloyd Commons	Evansville, IN	160	23,000
8/13/18	Grandville Marketplace	Grandville, MI	224	16,700
8/29/18	Brandon Blvd Shoppes	Valrico, FL	86	14,650
9/14/18	Gresham Station	Gresham, OR	342	64,500
10/18/18	Palm Valley Pavilions West	Goodyear, AZ	233	44,800
11/13/18	International Drive Value Center	Orlando, FL	186	26,157
11/20/18	Douglasville Pavilion	Atlanta, GA	266	35,120
12/14/18	Kyle Crossing	Kyle, TX	121	27,600
2/8/19	Millenia Plaza	Orlando, FL	412	56,400
2/27/19	Homestead Pavilion (TD Bank)	Homestead, FL	4	4,091
3/1/19	West Allis Center (Chick-Fil-A)	Milwaukee, WI	5	2,211
3/4/19	Lowe's Home Improvement	Hendersonville, TN	129	16,058
3/26/19	Midway Marketplace	St. Paul, MN	324	31,210
4/5/19	Mariner Square	Spring Hill, FL	194	17,000
5/23/19	Shoppers World of Brookfield	Brookfield, WI	203	19,450
5/31/19	Homestead Pavilion	Homestead, FL	295	62,250
6/13/19	Beaver Creek Crossings	Apex, NC	321	52,750
8/7/19	Harbison Court	Columbia, SC	242	36,500
8/9/19	West Allis Center	West Allis, WI	259	18,100
12/19/19	Marketplace at Towne Centre	Mesquite, TX	180	19,150
			5,022	$736,865

Manager

In connection with the Company’s separation from SITE Centers, on July 1, 2018, the Company entered into an external management agreement (the “External Management Agreement”) which, together with various property management agreements, governs the fees, terms and conditions pursuant to which SITE Centers serves as the Company’s manager.  The Company does not have any employees.  In general, either the Company or SITE Centers may terminate these management agreements on June 30, 2020, or at the end of any six-month renewal period thereafter.

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

Company Activity

The following is a summary of the Company’s operational statistics:

	Shopping Center Portfolio December 31,
	2019	2018
Centers owned	28	38
Aggregate occupancy rate	87.3%	89.3%
Average annualized base rent per occupied square foot	$15.72	$15.45

	Continental U.S. December 31,		Puerto Rico December 31,
	2019	2018	2019	2018
Centers owned	16	26	12	12
Aggregate occupancy rate	90.2%	91.4%	82.7%	84.7%
Average annualized base rent per occupied square foot	$13.54	$13.42	$19.93	$20.66

Retail Environment and Company Fundamentals

Though leasing prospects are heavily dependent on local conditions, in general the Company continues to see demand from a broad range of tenants for its continental U.S. space, as many tenants continue to adapt to an omni-channel retail environment. Value-oriented tenants continue to take market share from conventional and national chain department stores.  Some conventional department stores and national chains have announced bankruptcies, store closures and/or reduced expansion plans in recent years leading to a smaller overall number of tenants requiring large store formats.  New demand for space at the Company’s Puerto Rico properties has been somewhat limited especially among big box and national tenants.  The 2019 occupancy rate reflects the impact of asset dispositions and a combination of anchor and store tenant lease expirations and tenant bankruptcies.

The following table lists the Company’s 10 largest tenants based on total annualized rental revenues as of December 31, 2019:

Tenant	% of Shopping Center Base Rental Revenues
Walmart (A)	5.8%
Bed Bath & Beyond (B)	3.5%
PetSmart	2.9%
TJX Companies (C)	2.9%
Kohl's	2.5%
Best Buy	2.4%
Gap (D)	2.0%
Rainbow Apparel	1.8%
Foot Locker	1.6%
Michaels	1.5%
(A)	Includes Walmart and Sam’s Club
(B)	Includes Bed Bath & Beyond, World Market and Christmas Tree Shops
(C)	Includes T.J. Maxx, Marshalls and HomeGoods
(D)	Includes Gap and Old Navy

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

Revenue Recognition and Accounts Receivable

The Company has adopted Accounting Standards Update No. 2016-02—Leases, as amended (“Topic 842”) as of January 1, 2019, using the modified retrospective approach by applying the transition provisions at the beginning of the period of adoption.

Rental Income includes contractual lease payments that generally include the following:

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

Payments received from the Company’s insurance company related to its claims for business interruption losses incurred as a result of hurricane losses are recorded as Business Interruption Income.

The Company makes estimates of the collectability of its accounts receivable related to base rents, including straight-line rentals, expense reimbursements and other revenue or income.  Upon adoption of Topic 842, rental income for the periods beginning on or after January 1, 2019, has been reduced for amounts the Company believes are not probable of being collected.  The Company analyzes accounts receivable, tenant credit worthiness and current economic trends when evaluating the probability of collection.  In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the probability of collection of the related receivable.  The time to resolve these claims may exceed one year.  These estimates have a direct impact on the Company’s earnings because once the amount is not considered probable of being collected, earnings are reduced by a corresponding amount until the receivable is collected.

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

Measurement of Fair Value—Real Estate

The Company is required to assess the value of its real estate assets. The fair value of real estate investments used in the Company’s impairment calculations is estimated based on the price that would be received from the sale of an asset in an orderly transaction between marketplace participants at the measurement date. Assets without a public market are valued based on assumptions made and valuation techniques used by the Company. The availability of observable transaction data and inputs can make it more difficult and/or subjective to determine the fair value of such assets. As a result, amounts ultimately realized by the Company from assets sold may differ from the fair values presented, and the differences could be material.

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

For operational real estate assets, the significant assumptions include the capitalization rate used in the income capitalization valuation, as well as the projected property net operating income and expected hold period. For the Puerto Rico properties that were significantly impacted by Hurricane Maria, the significant assumptions include the discount rate, the timing for the construction completion and project stabilization and the exit capitalization rate. Valuation of real estate assets is calculated based on market conditions and assumptions made by management at the measurement date, which may differ materially from actual results if market conditions or the underlying assumptions change.

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

COMPARISON OF 2019 AND 2018 RESULTS OF OPERATIONS

Where used, references to “Comparable Portfolio Properties” reflect shopping center properties owned as of December 31, 2019.  The discussion of the Company’s 2019 performance compared to 2018 appears below in “Comparison of 2019 and 2018 Results of Operations.”  The discussion of the Company’s 2018 performance compared to 2017 performance is set forth in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of 2018, 2017 and 2016 Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Revenues from Operations (in thousands)

	For the Year Ended	For the Period from	For the Period from
	December 31,	July 1, 2018 to	January 1, 2018 to
	2019	December 31, 2018	June 30, 2018	$ Change
	The Company		RVI Predecessor
Rental income(A)	$230,328	$132,875	$149,825	$(52,372)
Business interruption income(B)	7,675	4,404	5,100	(1,829)
Other income	1,092	68	309	715
Total revenues (C) (D)	$239,095	$137,347	$155,234	$(53,486)
(A)

Includes a reduction associated with Hurricane Maria for the Puerto Rico properties that has been partially defrayed by insurance proceeds as noted in (B) and (C) below. In addition, the Company adopted Topic 842 using the modified retrospective approach as of January 1, 2019, and elected to apply the transition provisions of the standard at the beginning of the period of adoption.  As the Company adopted the practical expedient with regard to not separating lease and non-lease components, all rental income earned pursuant to tenant leases, including the provision for uncollectible amounts, is reflected as one line item, “Rental Income,” in the consolidated statements of operations.  See further discussion of 2018 reclassification impact in Note 3, “Summary of Significant Accounting Policies,” to the Company’s combined and consolidated financial statements included herein.

The following tables summarize the key components of the 2019 rental income as compared to 2018:

	For the Year Ended	For the Period from	For the Period from
	December 31,	July 1, 2018 to	January 1, 2018 to
Contractual Lease Payments	2019	December 31, 2018	June 30, 2018	$ Change
	The Company		RVI Predecessor
Base and percentage rental income(1)	$163,112	$95,931	$104,837	$(37,656)
Recoveries from tenants(2)	56,010	32,119	37,345	(13,454)
Lease termination fees and ancillary rental income	11,156	4,825	7,643	(1,312)
Bad debt(3)	50	N/A	N/A	50
Total contractual lease payments	$230,328	$132,875	$149,825	$(52,372)
(1)	The following table presents the statistics for the Company’s portfolio affecting base and percentage rental revenues:

	Shopping Center Portfolio December 31,
	2019	2018
Centers owned	28	38
Aggregate occupancy rate	87.3%	89.3%
Average annualized base rent per occupied square foot	$15.72	$15.45

	Continental U.S. December 31,		Puerto Rico December 31,
	2019	2018	2019	2018
Centers owned	16	26	12	12
Aggregate occupancy rate	90.2%	91.4%	82.7%	84.7%
Average annualized base rent per occupied square foot	$13.54	$13.42	$19.93	$20.66

The decrease in the occupancy rate primarily was due to disposition of higher occupancy properties and a combination of tenant expirations and tenant bankruptcies.

(2)

Recoveries from Comparable Portfolio Properties were approximately 71.9% and 73.0% of reimbursable operating expenses and real estate taxes for the years ended December 31, 2019 and 2018, respectively.  The overall decrease in the amount of recoveries from tenants related to the disposition of higher occupancy assets as noted in (D) below along with the impact of anchor tenant vacancies and conversions to gross leases in Puerto Rico.  The recovery percentage was impacted by the adoption of Topic 842, which resulted in certain financial statement presentation changes that reduced Rental Income but had no impact on net income.

(3)	Classified in Operating and Maintenance Expense for the period from January 1, 2018 to June 30, 2018 and for the period from July 1, 2018 to December 31, 2018.
(B)

Represents payments received from the Company’s insurer related to its claims for business interruption losses incurred at its Puerto Rico properties associated with Hurricane Maria.  The insurance claims were settled in August 2019.

(C)

The Company did not record $2.9 million and $10.8 million of aggregate revenues for the years ended December 31, 2019 and 2018, respectively, because of lost tenant revenue attributable to Hurricane Maria that has been partially defrayed by the receipt of business interruption insurance proceeds as noted in (B) above.  See further discussion in both “Contractual Obligations and Other Commitments” below and Note 10, “Commitments and Contingencies,” to the Company’s combined and consolidated financial statements included herein related to the Company’s insurance claim.

(D)	The changes in Total Revenues are composed of the following (in millions):
2019 vs. 2018
Increase (Decrease)
Continental U.S.	$(56.7)
Puerto Rico	3.2
$(53.5)

2019 vs. 2018
Increase (Decrease)
Comparable Portfolio Properties	$0.4
Disposition of shopping centers	(53.9)
$(53.5)

Expenses from Operations (in thousands)

	For the Year Ended	For the Period from	For the Period from
	December 31,	July 1, 2018 to	January 1, 2018 to
	2019	December 31, 2018	June 30, 2018	$ Change
	The Company		RVI Predecessor
Operating and maintenance(A)	$41,604	$21,655	$24,608	$(4,659)
Real estate taxes(A)	27,693	17,597	19,571	(9,475)
Property and asset management fees	21,857	13,075	6,819	1,963
Impairment charges(B)	80,070	6,390	48,680	25,000
Hurricane property insurance (income) loss, net(C)	(79,391)	366	868	(80,625)
General and administrative(D)	3,953	2,147	7,638	(5,832)
Depreciation and amortization(E)	74,598	42,471	50,144	(18,017)
	$170,384	$103,701	$158,328	$(91,645)
(A)	The changes in Operating and Maintenance and Real Estate Taxes are composed of the following (in millions):
	2019 vs. 2018 $ Change
	Increase (Decrease)
	Operating and Maintenance	Real Estate Taxes
Continental U.S.	$(6.9)	$(9.6)
Puerto Rico	2.2	0.1
	$(4.7)	$(9.5)

	2019 vs. 2018 $ Change
	Increase (Decrease)
	Operating and Maintenance	Real Estate Taxes
Comparable Portfolio Properties	$2.3	$(1.4)
Disposition of shopping centers	(7.0)	(8.1)
	$(4.7)	$(9.5)

The increase in Operating and Maintenance for the Comparable Portfolio Properties is primarily a result of increased insurance premiums.  The decrease in real estate taxes for the Comparable Portfolio Properties is a result of the adoption of Topic 842.

(B)

The Company and the RVI Predecessor recorded impairment charges in 2019 and 2018 related to shopping centers marketed for sale.  Changes in (i) holding periods, (ii) various courses of action that may occur or (iii) an asset’s expected future undiscounted cash flows due to changes in market or leasing conditions each could result in the recognition of additional impairment charges.  Impairment charges are presented in Note 11, “Impairment Charges,” to the Company’s combined and consolidated financial statements included herein.

(C)

The Hurricane Property Insurance (Income) Loss is more fully described in “Contractual Obligations and Other Commitments” later in this section and Note 10, “Commitments and Contingencies,” to the Company’s combined and consolidated financial statements included herein.

(D)

Subsequent to the separation from SITE Centers, primarily represents legal, audit, tax and compliance services and director compensation.  Prior to the separation from SITE Centers, primarily represented the allocation of indirect costs and expenses incurred by SITE Centers related to the Company’s business consisting of compensation and other general and administrative expenses that have been allocated using the property revenue of the Company.  Included in the allocation for the period from January 1, 2018 to June 30, 2018, are employee separation charges aggregating $1.1 million related to SITE Centers’ management transition and staffing reduction.

(E)	The disposition of shopping centers accounts for $21.3 million in the reduction of depreciation expense.

Other Income and Expenses (in thousands)

	For the Year Ended	For the Period from	For the Period from
	December 31,	July 1, 2018 to	January 1, 2018 to
	2019	December 31, 2018	June 30, 2018	$ Change
	The Company		RVI Predecessor
Interest expense, net(A)	$(42,674)	$(32,249)	$(37,584)	$27,159
Debt extinguishment costs (B)	(19,379)	(6,431)	(109,036)	96,088
Transaction costs(C)	(37)	(186)	(33,325)	33,474
Other expense, net	(850)	(2,590)	(3)	1,743
Gains on disposition of real estate, net (D)	41,482	16,813	13,096	11,573
Tax expense	(504)	(151)	(4,210)	3,857
	$(21,962)	$(24,794)	$(171,062)	$173,894
(A)

At December 31, 2019 and 2018, the interest rate of the Company’s mortgage loan was 4.4% and 6.0% per annum, respectively. The decrease in interest expense primarily was due to a change in the amount of debt outstanding, as well as the lower interest rate applicable to the Company’s mortgage loan refinancing consummated in March 2019.  In addition, interest expense in 2018 included expense allocated from SITE Centers prior to the incurrence of the Company’s original mortgage loan in February 2018.

Interest costs capitalized in conjunction with capital projects were $1.1 million for the year ended December 31, 2019 and $0.8 million for the period from July 1, 2018 to December 31, 2018 and $0.1 million for the period from January 1, 2018 to June 30, 2018. The change in the amount of interest costs capitalized is a result of the restoration work in Puerto Rico.

(B)

In 2019, included debt extinguishment costs of $12.7 million, which were recorded primarily in connection with the Company entering into the $900.0 million mortgage loan in March.  See further discussion in Note 7, “Mortgage Indebtedness,” to the Company’s combined and consolidated financial statements included herein.  In 2018, included debt extinguishment costs of $107.1 million, which were primarily a result of costs incurred from the redemption of Parent Company unsecured debt and mortgages repaid in connection with the Company entering into the original mortgage loan in February 2018.

(C)	Costs related to the Company’s separation from SITE Centers.
(D)

Related to the sale of 10 assets and two outparcels for the year ended December 31, 2019, 10 assets for the period from July 1, 2018 to December 31, 2018 and two assets for the period from January 1, 2018 to June 30, 2018.

Net Income (Loss) (in thousands)

	For the Year Ended	For the Period from	For the Period from
	December 31,	July 1, 2018 to	January 1, 2018 to
	2019	December 31, 2018	June 30, 2018	$ Change
	The Company		RVI Predecessor
Net income (loss)	$46,749	$8,852	$(174,156)	$212,053

The increase in net income primarily is attributable to the August 2019 settlement of the hurricane property and business interruption insurance claims relating to the Puerto Rico assets and a decrease in debt extinguishments costs and transaction costs relating to the repayment of the Parent Company indebtedness and the Company’s separation from SITE Centers in 2018.

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

Reconciliation Presentation

FFO and Operating FFO were as follows (in thousands):

	For the Year Ended	For the Period from	For the Period from
	December 31,	July 1, 2018 to	January 1, 2018 to
	2019	December 31, 2018	June 30, 2018
	The Company		RVI Predecessor
FFO	$159,833	$40,848	$(89,204)
Operating FFO	95,979	50,267	59,824

The increase in FFO primarily was a result of the hurricane settlement in 2019, debt extinguishment charges and transaction costs incurred in connection with the Company’s mortgage loan and separation from SITE Centers in 2018, partially offset by the dilutive impact from the disposition of assets.  The decrease in Operating FFO primarily was due to asset sales.

The Company’s reconciliation of net income (loss) to FFO and Operating FFO is as follows (in thousands).  The Company provides no assurances that these charges and income adjusted in the calculation of Operating FFO are non-recurring.  These charges and income could reasonably be expected to recur in future results of operations.

	For the Year Ended	For the Period from	For the Period from
	December 31,	July 1, 2018 to	January 1, 2018 to
	2019	December 31, 2018	June 30, 2018
	The Company		RVI Predecessor
Net income (loss)	$46,749	$8,852	$(174,156)
Depreciation and amortization of real estate investments	74,496	42,419	49,365
Impairment of real estate assets	80,070	6,390	48,680
Gain on disposition of real estate	(41,482)	(16,813)	(13,093)
FFO	159,833	40,848	(89,204)
Hurricane activity, net(A)	(84,120)	212	2,338
Separation charges	—	—	1,138
Other expense, net(B)	20,266	9,207	145,552
Valuation allowance of Puerto Rico prepaid tax asset	—	—	—
Non-operating items, net	(63,854)	9,419	149,028
Operating FFO	$95,979	$50,267	$59,824
(A)	The hurricane activity, net is summarized as follows (in thousands):
	For the Year Ended	For the Period from	For the Period from
	December 31,	July 1, 2018 to	January 1, 2018 to
	2019	December 31, 2018	June 30, 2018
	The Company		RVI Predecessor
Lost tenant revenue	$2,946	$4,250	$6,570
Business interruption income	(7,675)	(4,404)	(5,100)
Hurricane property insurance income, net	(79,391)	366	868
	$(84,120)	$212	$2,338
(B)	Amounts included in other expenses as follows (in millions):
	For the Year Ended	For the Period from	For the Period from
	December 31,	July 1, 2018 to	January 1, 2018 to
	2019	December 31, 2018	June 30, 2018
	The Company		RVI Predecessor
Transaction and other expense	$0.9	$3.2	$36.5
Debt extinguishment costs	19.4	6.0	109.0
	$20.3	$9.2	$145.5

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company requires capital to fund its operating expenses, capital expenditures and investment activities.  The Company’s capital sources may include cash on hand and cash flow from operations (absent the occurrence of an Amortization Period as described below), as well as availability under its Revolving Credit Agreement (as defined below).

Debt outstanding was $674.3 million and $988.6 million at December 31, 2019 and 2018, respectively.  The Company’s mortgage loan generally requires interest only payments.  The Company intends to utilize net asset sale proceeds to repay the principal of the mortgage loan.  In January and February 2020, loan repayments of $17.4 million and $11.1 million, respectively, were made from the use of restricted cash relating to asset sales consummated in December 2019 and January 2020.  While the Company currently believes it has several viable sources to obtain capital and fund its business, including capacity under the Revolving Credit Agreement, no assurance can be provided that its obligations, including the mortgage loan, will be refinanced or repaid as currently anticipated.

2019 Financing Activities

Mortgage Financing

On March 11, 2019, certain wholly-owned subsidiaries of the Company entered into a mortgage loan with an initial aggregate principal amount of $900 million.  Substantially all proceeds from the mortgage loan were used to refinance and prepay all amounts outstanding under the Company’s February 2018 mortgage loan, which had an original aggregate principal amount of $1.35 billion.  The borrowers’ obligations to pay principal, interest and other amounts under the new mortgage loan are evidenced by certain promissory notes executed by the borrowers, referred to collectively as the notes, which are secured by, among other things: (i) mortgages encumbering the borrowers’ properties located in the continental U.S. (which comprise substantially all of the Company’s properties located in the continental U.S.) and Plaza del Sol located in Bayamon, Puerto Rico (collectively, the “Mortgaged Properties”); (ii) a pledge of the equity of the Company’s subsidiaries that own each of the Company’s properties located in Puerto Rico (collectively, the “Pledged Properties”) and a pledge of related rents and other cash flows, insurance proceeds and condemnation awards and (iii) a pledge of any reserves and accounts of any borrower.  Subsequent to closing, the originating lenders placed the notes into a securitization trust that issued and sold mortgage-backed securities to investors.

As of December 31, 2019, the aggregate principal amount of the mortgage loan was $674.3 million.  The loan facility will mature on March 9, 2021, subject to three one-year extensions at the borrowers’ option conditioned upon, among other items, (i) an event of default shall not be continuing, (ii) in the case of the second one-year extension option, evidence that the Debt Yield (as defined and calculated in accordance with the loan agreement, but which is the ratio of net cash flow of the Mortgaged Properties to the outstanding principal amount of the loan facility) equals or exceeds 13% and (iii) in the case of the third one-year extension option, evidence that the Debt Yield equals or exceeds 14%.

As of December 31, 2019, the weighted-average interest rate applicable to the notes was equal to one-month LIBOR plus a spread of 2.68% per annum, provided that such spread is subject to an increase of 0.25% per annum in connection with any exercise of the third extension option.  The Borrowers are required to maintain an interest rate cap with respect to the principal amount of the notes having (i) during the initial two-year term of the loan, a LIBOR strike rate equal to 4.5% and (ii) with respect to any extension period, a LIBOR strike rate that would result in a debt service coverage ratio of 1.20x based on the Mortgaged Properties.  Application of voluntary prepayments as described below will cause the weighted-average interest rate to increase over time.  At December 31, 2019, the interest rate applicable to the mortgage loan was 4.4%.

The loan facility is structured as an interest only loan throughout the initial two-year term and any exercised extension options.  As a result, so long as no Amortization Period (as described below) or event of default exists, any property cash flows available following payment of debt service and funding of certain required reserve accounts (including reserves for payment of real estate taxes, insurance premiums, ground rents, tenant improvements and capital expenditures) will be available to the borrowers to pay operating expenses and for other general corporate purposes.  An Amortization Period will be deemed to commence in the event the borrowers fail to achieve a Debt Yield of 10.0% at the end of any fiscal quarter.  The Debt Yield as of December 31, 2019, was 13.7%.  During the pendency of an Amortization Period, any property cash flows available following payment of debt service and the funding of certain reserve accounts (including the reserve accounts referenced above and additional reserves established for payment of approved operating expenses, SITE Centers management fees, certain public company costs, certain taxes and the minimum cash portion of required REIT distributions) shall be applied to the repayment of the notes.  During an Amortization Period, cash flow from the borrowers’ operations will be made available to the Company only to pay required REIT distributions in an amount equal to the minimum portion of required REIT distributions allowed by law to be paid in cash (currently 20%), with the remainder of required REIT distributions during an Amortization Period likely to be paid in common shares of the Company.

Subject to certain conditions described in the mortgage loan agreement, the borrowers may prepay principal amounts outstanding under the loan facility in whole or in part by providing (i) advance notice of prepayment to the lenders and (ii) remitting the prepayment premium described in the mortgage loan agreement.  No prepayment premium is required with respect to any prepayments made after April 9, 2020.  Additionally, no prepayment premium will apply to prepayments made in connection with permitted property sales.  Each Mortgaged Property has a portion of the original principal amount of the mortgage loan allocated to it.  The amount of proceeds from the sale of an individual Mortgaged Property required to be applied toward prepayment of the notes (i.e., the property’s “release price”) will depend upon the Debt Yield at the time of the sale as follows:

•	if the Debt Yield is less than or equal to 14.0%, the release price is the greater of (i) 100% of the property’s net sale proceeds and (ii) 110% of its allocated loan amount and

•	if the Debt Yield is greater than 14.0%, the release price is the greater of (i) 90% of the property’s net sale proceeds and (ii) 105% of its allocated loan amount.

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

In connection with the refinancing in March 2019, the Company incurred $12.7 million of aggregate debt extinguishment costs that included the write-off of unamortized deferred financing costs.  See further discussion in Note 7, “Mortgage Indebtedness” of the Company’s combined and consolidated financial statements included herein.

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

The Revolving Credit Agreement contains customary affirmative and negative covenants, including a requirement to maintain tangible net worth of $500 million.  Upon the occurrence of certain customary events of default, the Company’s obligations under the

Revolving Credit Agreement may be accelerated and the lending commitments thereunder terminated.  The Company may not borrow under the Revolving Credit Agreement, and a Default (as defined therein) occurs under the Revolving Credit Agreement if there is a “Default” under SITE Centers’ corporate credit facility with JPMorgan Chase Bank, N.A., SITE Centers’ corporate credit facility with Wells Fargo Bank, National Association or SITE Centers’ corporate credit facility with PNC.  Additionally, the Company may not borrow under the Revolving Credit Agreement if there is a “Default” under the Revolving Credit Agreement or an “Event of Default” under the Company’s $900 million mortgage loan, if the External Management Agreement is no longer in full force and effect or if the Company has delivered or received a notice of termination or a notice of default under the External Management Agreement.

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

The Company may redeem the RVI Preferred Shares, or any part thereof, at any time at a price payable per share calculated by dividing the number of RVI Preferred Shares outstanding on the redemption date into the difference of (x) $200 million minus (y) the aggregate amount of dividends previously distributed on the RVI Preferred Shares to be redeemed.  As of February 14, 2020, no dividends have been paid on the RVI Preferred Shares.

Common Share Dividends

The Company’s 2018 dividend was paid on January 25, 2019 and the Company’s 2019 dividend was paid on January 8, 2020, in each case in a combination of cash and the Company’s common shares.  After the payment of the dividend in January 2020, the Company had 19,816,022 common shares outstanding.  For discussion on the dividends paid, see Note 9, “Preferred Stock, Common Shares and Redeemable Preferred Equity,” to the Company’s combined and consolidated financial statements included herein.

Distributions of Puerto Rico sourced net taxable income to Company shareholders are subject to a 10% Puerto Rico withholding tax.  In 2018, the Company entered into a closing agreement with the Puerto Rico Department of Treasury which provides that the Company will be exempt from Puerto Rico income taxes so long as it qualifies as a REIT in the U.S. and distributes at least 90% of its Puerto Rico net taxable income to its shareholders every year.  As such, in each of December 2018 and November 2019, the Company’s Board of Directors declared a common share dividend, subject to a 10% withholding tax, on account of taxable income generated in Puerto Rico.  The amount of each divided is expected to exceed the amount of REIT taxable income generated by the Company.  Accordingly, federal income taxes were not incurred by the REIT.

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

Dispositions

For the year ended December 31, 2019, the Company sold ten shopping centers and two outparcels aggregating 2.6 million square feet, for an aggregate sales price of $335.2 million.  In addition, from January 1, 2020 through March 2, 2020, the Company sold three shopping centers: Newnan Crossing (excluding Lowe’s) in Newnan, Georgia; Hamilton Commons in Mays Landing, New Jersey; and Tucson Spectrum in Tucson, Arizona, for an aggregate amount of $155.6 million.  For the year ended December 31, 2018, the Company sold 12 shopping centers aggregating 2.5 million square feet, for an aggregate sales price of $401.7 million.

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

The Company’s cash flow activities are summarized as follows (in thousands):

	For the Year Ended	For the Period from	For the Period from
	December 31,	July 1, 2018 to	January 1, 2018 to
	2019	December 31, 2018	June 30, 2018
	The Company		RVI Predecessor
Cash flow provided by operating activities	$94,883	$43,993	$28,832
Cash flow provided by investing activities	344,085	258,571	100,079
Cash flow used for financing activities	(366,874)	(286,751)	(41,843)

Changes in cash flow compared to the prior comparable period are described as follows:

Operating Activities: Cash provided by operating activities increased $22.1 million primarily due to reduction in Parent Company allocated expenses and separation costs, partially offset by lower income related to property dispositions.

Investing Activities: Cash provided by investing activities decreased $14.6 million due to the following:

•	Decrease in proceeds from dispositions of real estate of $67.5 million;
•	Increase in real estate improvements of $14.6 million and
•	Increase in property insurance proceeds of $67.5 million.

Financing Activities: Cash used for financing activities increased by $38.3 million primarily due to the following:

•	Increase in debt repayments, net of proceeds and loan costs of $39.4 million;
•	Increase in dividends paid of $6.9 million and
•	Reduction in net transactions with SITE Centers of $8.0 million.

CAPITALIZATION

At December 31, 2019, the Company’s capitalization consisted of $674.3 million of mortgage debt, $190.0 million of RVI Preferred Shares and $701.1 million of market equity (market equity is defined as common shares outstanding multiplied by $36.80, the closing price of the Company’s common shares on the New York Stock Exchange at December 31, 2019), resulting in a debt to total market capitalization ratio of 0.43 to 1.0, as compared to the ratio of 0.60 to 1.0 at December 31, 2018.  The closing price of the Company’s shares on the New York Stock Exchange was $25.59 at December 31, 2018.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company had aggregate outstanding mortgage indebtedness of $674.3 million at December 31, 2019 with a maturity of March 2021, subject to three one-year extension options.   In addition, the Company has two long-term ground leases in which it is the lessee.

These obligations are summarized as follows for the subsequent five years ending December 31 (in millions):

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Debt	$674.3	$17.4	$656.9	$—	$—
Interest payments(A)	35.5	30.0	5.5	—	—
Operating leases	4.3	0.4	0.9	0.4	2.6
Total	$714.1	$47.8	$663.3	$0.4	$2.6
(A)

Represents interest payments expected to be incurred on the Company’s debt obligations as of December 31, 2019, including capitalized interest and net of $17.4 million of restricted cash that was obligated to be used to repay indebtedness on January 9, 2020.

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

Other Commitments

The Company has entered into agreements with general contractors related to its shopping centers having aggregate commitments of approximately $10.9 million at December 31, 2019.  These obligations, composed principally of construction contracts for the repair of the Puerto Rico properties, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow. These contracts typically can be changed or terminated without penalty.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  At December 31, 2019, the Company had purchase order obligations, typically payable within one year, aggregating approximately $0.7 million related to the maintenance of its properties and general and administrative expenses.

Hurricane Loss

In 2017, Hurricane Maria made landfall in Puerto Rico and the Company’s 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA, were significantly impacted.  One of the assets, Plaza Palma Real, consisting of approximately 0.4 million square feet of Company-owned GLA, was severely damaged. At December 31, 2019, tenants totaling 0.3 million square feet were open for business, approximating 67% of Plaza Palma Real’s Company-owned GLA.  The other 11 assets sustained varying degrees of damage, consisting primarily of roof, HVAC system damage and water intrusion.  A majority of the Company’s leased space that was open prior to the storm was open for business by mid-2018.

In August 2019, the Company reached a settlement with its insurer with respect to the Company’s claims related to the hurricane.  Pursuant to the settlement, the insurer agreed to pay the Company $154.4 million on account of property damage caused by the hurricane, of which $83.9 million had been paid to the Company prior to the settlement, and $31.3 million on account of the Company’s business interruption claim, of which $24.3 million had been paid to the Company or SITE Centers prior to the settlement.  As a result, the insurer made net payments of $77.5 million to the Company in full settlement of the Company’s claims related to the hurricane.  Pursuant to the terms of the Separation and Distribution Agreement, $0.8 million of this amount was paid to SITE Centers on account of unreimbursed business interruption losses incurred through June 30, 2018.  The Company also received $3.0 million in 2019 from a tenant related to the Company’s restoration of the tenant’s space.  The property damage settlement proceeds are reflected in the Company’s consolidated balance sheet as Restricted Cash and will be disbursed to the Company in accordance with the terms of the Company’s mortgage financing.

As of December 31, 2019, the Company had expended $112 million in connection with repairing property damage caused by the hurricane.  The Company believes the insurance settlement proceeds received will be sufficient to complete its restoration efforts.  The Company anticipates that the repair and restoration work will be substantially complete by mid-2020.  The timing and schedule of additional repair work to be completed are highly dependent upon any changes in the scope of work, the availability of building materials, supplies and skilled labor.

See further discussion in Note 10, “Commitments and Contingencies,” of the Company’s December 31, 2019 combined and consolidated financial statements included herein.

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

ECONOMIC CONDITIONS

Despite recent tenant bankruptcies and e-commerce distribution, the Company believes there is tenant demand for quality locations within well-positioned shopping centers.  Though leasing prospects are heavily dependent on local conditions, in general, the Company continues to see demand from a broad range of tenants for its continental U.S. space, particularly in the off-price sector, which the Company believes is a reflection of increasingly value-oriented consumers.  The RVI Portfolio has a diversified tenant base, with only two tenants whose annualized rental revenue equals or exceeds 3% of the Company’s annualized revenues at December 31, 2019 (Walmart/Sam’s Club at 5.8% and Bed Bath & Beyond, which includes Bed Bath & Beyond, Cost Plus World Market and Christmas Tree Shops, at 3.5%).  Other significant tenants include PetSmart, TJX Companies (T.J. Maxx, Marshalls and HomeGoods) and Best Buy, all of which have strong credit ratings, remain well capitalized and have outperformed other retail categories on a relative basis over time.  The Company expects these tenants to continue to provide a stable revenue base, given the long-term nature of these leases.  Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus on value convenience and service, which the Company believes will enable many of its tenants to succeed even in a challenging economic environment. Property revenues are generally derived from tenants with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance.  The Company recognizes the risks posed by the economy, but believes that the general diversity and credit quality of its tenant base should enable it to successfully navigate through a cyclical downturn.

The retail sector continues to be affected by increasing competition, including the impact of e-commerce.  These dynamics are expected to continue to lead to tenant bankruptcies, closures and store downsizing.  Some conventional department stores and national chains have announced bankruptcies, store closures and/or reduced expansion plans in recent years leading to a smaller overall number of tenants requiring large store formats.  In some cases, the loss of a weaker tenant or downsizing of space creates a value-add opportunity such as re-leasing space to a stronger retailer. The loss of a tenant or downsizing of space can adversely affect the Company (see Item 1A. “Risk Factors”).

The shopping center portfolio’s occupancy was 87.3% and 89.3% at December 31, 2019 and 2018, respectively.  The net decrease in the rate primarily was attributed to the sale of assets having higher occupancy rates and a combination of tenant expirations and tenant bankruptcies.  The total portfolio average annualized base rent per occupied square foot was $15.72 at December 31, 2019, as compared to $15.45 at December 31, 2018.

At December 31, 2019, the Company owned 12 assets on the island of Puerto Rico aggregating 4.4 million square feet representing 39% of Company-owned GLA and approximately 45% of both the Company’s total consolidated revenue and the Company’s total consolidated revenue less operating expenses (i.e., net operating income) for the year ended December 31, 2019.  The Company believes that the tenants at its Puerto Rico assets (many of which are high-quality continental U.S. retailers such as Walmart/Sam’s Club and the TJX Companies (T.J. Maxx and Marshalls)) typically cater to the local consumer’s desire for value, convenience and day-to-day necessities.  Nevertheless, there is continued concern about the strength of the Puerto Rican economy, the ability of the government of Puerto Rico to meet its financial obligations and the impact of the territory’s ongoing bankruptcy and debt restructuring process on the economy of Puerto Rico.  The impact of Hurricane Maria and recent seismic activity in Puerto Rico has further exacerbated these concerns.  As of February 25, 2020, the Company had not identified any material damage to its properties resulting from seismic activity occurring in late 2019 and early 2020.  See Note 10, “Commitments and Contingencies,” to the Company’s combined and consolidated financial statements included herein and Item 1A. “Risk Factors”.

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

FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s combined and consolidated financial statements and the notes thereto appearing elsewhere in this report.  Historical results and percentage relationships set forth in the Company’s combined and consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.  The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), both as amended, with respect to the Company’s expectations for future periods.  Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations.  Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.  For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements.  Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements.  Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements.  For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements see Item 1A. Risk Factors.

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

•	Changes in interest rates could adversely affect the market price of the Company’s common shares, its performance and cash flow and its ability to sell assets and the sales prices applicable thereto;
•	Debt and/or equity financing necessary for the Company to continue to operate its business or to refinance existing indebtedness may not be available or may not be available on favorable terms;
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

•

Property damage, expenses related thereto, and other business and economic consequences (including the potential loss of revenue) resulting from natural disasters and extreme weather conditions in locations where the Company owns properties;

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

•	Changes in accounting or other standards may adversely affect the Company’s business;
•

The Company’s Board of Directors, which regularly reviews the Company’s business strategy and objectives, may change its strategic plan, including to adopt a plan of dissolution and/or delay distributions;

•	A change in the Company’s relationship with SITE Centers and SITE Centers’ ability to retain qualified personnel and adequately manage the Company;
•

Potential conflicts of interest with SITE Centers and the Company’s ability to replace SITE Centers as manager (and the fees to be paid to any replacement manager) in the event the management agreements are terminated and

•

The Company and its vendors, including SITE Centers, could sustain a disruption, failure or breach of their respective networks and systems, including as a result of cyber-attacks, which could disrupt the Company’s business operations, compromise the confidentiality of sensitive information and result in fines and penalties.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk.  At December 31, 2019 and 2018, the Company’s outstanding indebtedness was composed of all variable-rate debt.  At December 31, 2019, the Company’s carrying value of the variable-rate debt was $655.8 million and its fair value was $682.2 million.  At December 31, 2018, the Company’s carrying value of the variable-rate debt was $967.6 million and its fair value was $1,016.1 million.  If interest rates were to increase by 1.00%, or 100 basis-points, the fair value of the debt would be $681.9 million and $1,014.6 million at December 31, 2019 and 2018, respectively. The sensitivity to changes in interest rates of the Company’s variable-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above. A 100 basis-point increase in short-term market interest rates on variable-rate debt at December 31, 2019, would result in an increase in interest expense of approximately $6.7 million for the twelve-month period ended December 31, 2019.

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

The Company intends to continually monitor and actively manage interest costs on any variable-rate debt portfolio and may enter into swap positions or interest rate caps. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of December 31, 2019, the Company had no other material exposure to market risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1 and is incorporated herein by reference thereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b), of the effectiveness of the Company’s disclosure controls and procedures.  Based on their evaluation as required, the CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2019, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and were effective as of December 31, 2019, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) or 15d-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).  Based on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2019, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s Board of Directors has adopted the following corporate governance documents:

•	Corporate Governance Guidelines that guide the Board of Directors in the performance of its responsibilities to serve the best interests of the Company and its shareholders;
•	Written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee;
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

Certain other information required by this Item 10 is incorporated herein by reference to the information under the headings “Proposal One: Election of Directors at the Annual Meeting” and “Board Governance” contained in the Company’s Proxy Statement for the Company’s 2020 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A (“2020 Proxy Statement”), and the information under the heading “Information About the Company’s Executive Officers” in Part I of this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the information under the headings “Board Governance—Compensation of Directors” and “Executive Compensation” contained in the 2020 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 is incorporated herein by reference to the “Board Governance—Security Ownership of Directors and Management” and “Corporate Governance and Other Matters—Security Ownership of Certain Beneficial Owners” sections of the 2020 Proxy Statement.  The following table sets forth the number of securities issued and outstanding under existing equity compensation plans, as of December 31, 2019:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	25,528	(2)	—	889,904	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	25,528		—	889,904

(1)	Includes the Company’s 2018 Equity-Based Award Plan.
(2)	Common shares that will be issued upon the vesting of restricted stock units.
(3)	All of these shares may be issued with respect to award vehicles other than just stock options or shares appreciation rights or other rights to acquire shares.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the “Proposal One: Election of Directors,” “Certain Relationships and Related-Party Transactions” and “Corporate Governance and Other Matters—Policy Regarding Related-Party Transactions” sections of the 2020 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the “Proposal Two: Ratification of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm—Fees Paid to PricewaterhouseCoopers LLP” section of the 2020 Proxy Statement.

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

Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this report:

Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
2.1	Separation and Distribution Agreement, dated July 1, 2018, by and between DDR Corp. (n/k/a SITE Centers Corp.) and the Company	Current Report on Form 8-K (Filed with the SEC on July 2, 2018; File No. 001-38517)
3.1	Second Amended and Restated Articles of Incorporation of the Company	Quarterly Report on Form 10-Q (Filed with the SEC on August 10, 2018; File No. 001-38517)
3.2	Amended and Restated Code of Regulations of the Company	Quarterly Report on Form 10-Q (Filed with the SEC on August 10, 2018; File No. 001-38517)
4.1	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	Submitted electronically herewith
10.1	Amended and Restated Management and Leasing Agreement, dated February 14, 2018, among each of the entities set forth on Exhibit A and DDR Asset Management LLC	Registration Statement on Form 10 (Filed with the SEC on June 4, 2018; File No. 001-38517)
10.2	Amended and Restated Management and Leasing Agreement, dated February 14, 2018, among each of the entities set forth on Exhibit A and DDR Asset Management LLC	Registration Statement on Form 10 (Filed with the SEC on June 4, 2018; File No. 001-38517)
10.3	Amended and Restated Management and Leasing Agreement, dated February 14, 2018, among each of the entities set forth on Exhibit A, DDR Asset Management LLC and DDR PR Ventures II LLC	Registration Statement on Form 10 (Filed with the SEC on June 4, 2018; File No. 001-38517)
10.4	Loan Agreement and Other Loan Documents, dated as of March 11, 2019, among the Company and Column Financial, Inc., JP Morgan Chase Bank, National Association and Morgan Stanley Bank, N.A.	Quarterly Report on Form 10-Q (Filed with the SEC on May 7, 2019; File No. 001-38517)
10.5

First Amendment to Loan Agreement and Other Loan Documents, dated as of March 19, 2019, among the Company and Column Financial, Inc., JP Morgan Chase Bank, National Association and Morgan Stanley Bank, NA

Quarterly Report on Form 10-Q (Filed with the SEC on May 7, 2019; File No. 001-38517)
10.6

Second Amendment to Loan Agreement and Other Loan Documents, dated as of March 21, 2019, among the Company and Column Financial, Inc., JP Morgan Chase Bank, National Association and Morgan Stanley Bank, NA

Quarterly Report on Form 10-Q (Filed with the SEC on May 7, 2019; File No. 001-38517)

Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
10.7	Tax Matters Agreement, dated July 1 ,2018, by and between DDR Corp. (n/k/a SITE Centers Corp.) and the Company	Current Report on Form 8-K (Filed with the SEC on July 2, 2018; File No. 001-38517)
10.8	External Management Agreement, dated July 1, 2018, by and between the Company and DDR Asset Management LLC	Current Report on Form 8-K (Filed with the SEC on July 2, 2018; File No. 001-38517)
10.9	Credit Agreement, dated July 2, 2018, among the Company, the lenders named therein and PNC Bank, National Association, as administrative agent	Current Report on Form 8-K (Filed with the SEC on July 2, 2018; File No. 001-38517)
10.10	First Amendment to the Credit Agreement, dated March 11, 2019, among the Company, the lenders named therein and PNC Bank, National Association, as administrative agent	Quarterly Report on Form 10-Q (Filed with the SEC on May 7, 2019; File No. 001-38517)
10.11	Guaranty Fee and Reimbursement Letter Agreement, dated July 2, 2018, by and between the Company and DDR Corp. (n/k/a SITE Centers Corp.)	Current Report on Form 8-K (Filed with the SEC on July 2, 2018; File No. 001-38517)
10.12	Waiver Agreement, dated July 1, 2018, by and between Mr. Alexander Otto and the Company	Current Report on Form 8-K (Filed with the SEC on July 2, 2018; File No. 001-38517)
10.13	Retail Value Inc. 2018 Equity and Incentive Compensation Plan*	Registration Statement on Form 10 (Filed with the SEC on June 4, 2018; File No. 001-38517)
10.14	Form of Restricted Share Units Agreement for Directors*	Registration Statement on Form 10 (Filed with the SEC on June 4, 2018; File No. 001-38517)
10.15	Form of Director and Officer Indemnification Agreement*	Current Report on Form 8-K (Filed with the SEC on July 2, 2018; File No. 001-38517)
21.1	List of Subsidiaries	Submitted electronically herewith
23.1	Consent of PricewaterhouseCoopers LLP	Submitted electronically herewith
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
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

Submitted electronically herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 has been formatted in Inline XBRL.	Submitted electronically herewith
*Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
Item 16.	FORM 10-K SUMMARY

None.

Retail Value Inc.

INDEX TO FINANCIAL STATEMENTS

Financial Statements:	Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2019 and 2018	F-3

Combined and Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2019, for the period from July 1, 2018 to December 31, 2018, for the period from January 1, 2018 to June 30, 2018 and for the year ended December 31, 2017

F-4

Combined and Consolidated Statements of Equity for the year ended December 31, 2019, for the period from July 1, 2018 to December 31, 2018, for the period from January 1, 2018 to June 30, 2018 and for the year ended December 31, 2017

F-5

Combined and Consolidated Statements of Cash Flows for the year ended December 31, 2019, for the period from July 1, 2018 to December 31, 2018, for the period from January 1, 2018 to June 30, 2018 and for year ended December 31, 2017

F-6
Notes to Combined and Consolidated Financial Statements	F-7
Financial Statement Schedules:

II  —  Valuation and Qualifying Accounts and Reserves for the year ended December 31, 2019, for the period from July 1, 2018 to December 31, 2018, for the period from January 1, 2018 to June 30, 2018 and for the year ended December 31, 2017

F-28
III — Real Estate and Accumulated Depreciation at December 31, 2019	F-29

All other schedules are omitted because they are not applicable or the required information is shown in the combined and consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Retail Value Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Retail Value Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income (loss), of equity, and of cash flows for the year ended December 31, 2019, the period from July 1, 2018 to December 31, 2018, the period from January 1, 2018 to June 30, 2018, and the year ended December 31, 2017, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019, the period from July 1, 2018 to December 31, 2018, the period from January 1, 2018 to June 30, 2018, and the year ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

March 2, 2020

We have served as the Company’s auditor since 2017.

Retail Value Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2019	2018
Assets
Land	$522,393	$622,827
Buildings	1,380,984	1,629,862
Fixtures and tenant improvements	152,426	172,679
	2,055,803	2,425,368
Less: Accumulated depreciation	(670,509)	(704,401)
	1,385,294	1,720,967
Construction in progress	2,017	26,070
Total real estate assets, net	1,387,311	1,747,037
Cash and cash equivalents	71,047	44,565
Restricted cash	112,246	66,634
Accounts receivable	25,195	31,426
Property insurance receivable	—	29,422
Other assets, net	30,888	43,560
	$1,626,687	$1,962,644
Liabilities and Equity
Mortgage indebtedness, net	$655,833	$967,569
Payable to SITE Centers	105	33,985
Accounts payable and other liabilities	53,789	84,832
Dividends payable	39,057	24,005
Total liabilities	748,784	1,110,391
Commitments and contingencies (Note 10)
Redeemable preferred equity	190,000	190,000
Retail Value Inc. shareholders' equity
Common shares, with par value, $0.10 stated value; 200,000,000 shares authorized; 19,052,592 and 18,465,165 shares issued at December 31, 2019 and December 31, 2018, respectively	1,905	1,846
Additional paid-in capital	692,871	675,566
Accumulated distributions in excess of net income	(6,857)	(15,153)
Less: Common shares in treasury at cost: 454 and 267 shares at December 31, 2019 and December 31, 2018, respectively	(16)	(6)
Total equity	687,903	662,253
	$1,626,687	$1,962,644

The accompanying notes are an integral part of these combined and consolidated financial statements.

Retail Value Inc.

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	For the Year Ended	For the Period from	For the Period from	For the Year Ended
	December 31,	July 1, 2018 to	January 1, 2018 to	December 31,
	2019	December 31, 2018	June 30, 2018	2017
	The Company		RVI Predecessor
Revenues from operations:
Rental income	$230,328	$132,875	$149,825	$314,400
Business interruption income	7,675	4,404	5,100	8,500
Other income	1,092	68	309	(21)
	239,095	137,347	155,234	322,879
Rental operation expenses:
Operating and maintenance	41,604	21,655	24,608	50,836
Real estate taxes	27,693	17,597	19,571	38,573
Property and asset management fees	21,857	13,075	6,819	13,135
Impairment charges	80,070	6,390	48,680	267,064
Hurricane property insurance (income) loss and impairment loss, net	(79,391)	366	868	5,930
General and administrative	3,953	2,147	7,638	17,914
Depreciation and amortization	74,598	42,471	50,144	118,739
	170,384	103,701	158,328	512,191
Other income (expense):
Interest expense, net	(42,674)	(32,249)	(37,584)	(90,264)
Debt extinguishment costs	(19,379)	(6,431)	(109,036)	—
Transaction costs	(37)	(186)	(33,325)	(1,962)
Other expense, net	(850)	(2,590)	(3)	—
Gain on disposition of real estate, net	41,482	16,813	13,096	351
	(21,458)	(24,643)	(166,852)	(91,875)
Income (loss) before tax expense	47,253	9,003	(169,946)	(281,187)
Tax expense	(504)	(151)	(4,210)	(11,266)
Net income (loss)	$46,749	$8,852	$(174,156)	$(292,453)
Comprehensive income (loss)	$46,749	$8,852	$(174,156)	$(292,453)

Per share data:
Basic and diluted	$2.46	$0.48	N/A	N/A

The accompanying notes are an integral part of these combined and consolidated financial statements.

Retail Value Inc.

COMBINED AND CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

		Common Shares
	RVI Predecessor Equity	Shares	Amounts	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Treasury Stock at Cost	Total
RVI Predecessor
Balance, December 31, 2016	$1,384,894	—	$—	$—	$—	$—	$1,384,894
Net transactions with SITE Centers	(1,977)	—	—	—	—	—	(1,977)
Net loss	(292,453)	—	—	—	—	—	(292,453)
Balance, December 31, 2017	1,090,464	—	—	—	—	—	1,090,464
Net transactions with SITE Centers	(227,000)	—	—	—	—	—	(227,000)
Net loss	(174,156)	—	—	—	—	—	(174,156)
Balance, June 30, 2018	$689,308	$—	$—	$—	$—	$—	$689,308

The Company
Contributions from SITE Centers	$—	18,465	$1,846	$675,566	$—	$(6)	$677,406
Net income	—	—	—	—	8,852	—	8,852
Dividends declared	—	—	—	—	(24,005)	—	(24,005)
Balance, December 31, 2018	—	18,465	1,846	675,566	(15,153)	(6)	662,253
Issuance of common shares related to stock dividend	—	587	59	17,305	—	10	17,374
Repurchase of common shares	—	—	—	—	—	(20)	(20)
Adoption of ASC Topic 842 (Leases)	—	—	—	—	700	—	700
Dividends declared	—	—	—	—	(39,153)	—	(39,153)
Net income	—	—	—	—	46,749	—	46,749
Balance, December 31, 2019	$—	19,052	$1,905	$692,871	$(6,857)	$(16)	$687,903

The accompanying notes are an integral part of these combined and consolidated financial statements.

Retail Value Inc.

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended	For the Period from	For the Period from	For the Year Ended
	December 31,	July 1, 2018 to	January 1, 2018 to	December 31,
	2019	December 31, 2018	June 30, 2018	2017
	The Company		RVI Predecessor
Cash flow from operating activities:
Net income (loss)	$46,749	$8,852	$(174,156)	$(292,453)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	74,598	42,471	50,144	118,739
Amortization and write-off of above- and below-market leases, net	(1,237)	(980)	(928)	(6,976)
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	14,510	8,266	14,556	907
Gain on disposition of real estate, net	(41,482)	(16,813)	(13,096)	(351)
Property insurance proceeds in excess of receivable	(77,914)	—	—	—
Impairment charges	80,070	6,390	48,680	272,164
Loss on debt extinguishment	235	—	97,077	—
Interest rate hedging activities	1,152	3,604	(4,538)	—
Assumption of buildings due to ground lease terminations	(830)	—	(2,150)	(8,585)
Valuation allowance of prepaid taxes	—	—	3,991	10,794
Net change in accounts receivable	2,890	(2,994)	(4,664)	(840)
Net change in accounts payable and other liabilities	(3,955)	1,590	15,472	(394)
Net change in other operating assets	97	(6,393)	(1,556)	3,237
Total adjustments	48,134	35,141	202,988	388,695
Net cash flow provided by operating activities	94,883	43,993	28,832	96,242
Cash flow from investing activities:
Real estate improvements to operating real estate	(79,833)	(44,759)	(20,461)	(21,137)
Proceeds from disposition of real estate	316,227	283,330	100,347	1,494
Hurricane property insurance proceeds	107,691	20,000	20,193	10,000
Net cash flow provided by (used for) investing activities	344,085	258,571	100,079	(9,643)
Cash flow from financing activities:
Proceeds from Parent Company unsecured debt, net of discounts and loan costs	—	—	—	149,664
Repayment of Parent Company unsecured debt, including repayment costs	—	—	(899,880)	(151,279)
Proceeds from mortgage debt	900,000	—	1,350,000	—
Repayment of mortgage debt, including repayment costs	(1,214,514)	(282,742)	(421,344)	(82,596)
Payment of debt issuance costs	(11,895)	(252)	(32,755)	(712)
Net transactions with SITE Centers	(33,596)	(3,757)	(37,864)	(4,382)
Dividends paid	(6,869)	—	—	—
Net cash flow used for financing activities	(366,874)	(286,751)	(41,843)	(89,305)

Net increase (decrease) in cash, cash equivalents and restricted cash	72,094	15,813	87,068	(2,706)
Cash, cash equivalents and restricted cash, beginning of period	111,199	95,386	8,318	11,024
Cash, cash equivalents and restricted cash, end of period	$183,293	$111,199	$95,386	$8,318

The accompanying notes are an integral part of these combined and consolidated financial statements.

Notes to Combined and Consolidated Financial Statements

1.	Nature of Business

On July 1, 2018, SITE Centers Corp., formerly known as DDR Corp. (“SITE Centers” or the “Manager”), completed the separation of Retail Value Inc., an Ohio corporation formed in December 2017 that owned and operated a portfolio of 48 real estate assets at the time of the separation that included 36 continental U.S. assets and 12 Puerto Rico assets (collectively, “RVI” the “RVI Predecessor” or the “Company”), into an independent public company.  At December 31, 2019, RVI owned 28 properties that included 16 continental U.S. assets and 12 Puerto Rico assets comprising 11.4 million square feet of gross leasable area (“GLA”) and were located in 11 states and Puerto Rico.  These properties serve as direct or indirect collateral for a mortgage loan which, as of December 31, 2019, had an aggregate principal balance of $674.3 million.

In connection with the separation from SITE Centers, on July 1, 2018, the Company and SITE Centers entered into a separation and distribution agreement (the “Separation and Distribution Agreement”) pursuant to which, among other things, SITE Centers agreed to transfer properties and certain related assets, liabilities and obligations to RVI, and to distribute 100% of the outstanding common shares of RVI to holders of record of SITE Centers’ common shares as of the close of business on June 26, 2018, the record date.  On July 1, 2018, holders of SITE Centers’ common shares received one common share of RVI for every ten shares of SITE Centers’ common stock held on the record date.  In connection with the separation from SITE Centers, SITE Centers retained 1,000 shares of RVI’s series A preferred stock (the “RVI Preferred Shares”) having an aggregate dividend preference equal to $190 million, which amount may increase by up to an additional $10 million depending on the amount of aggregate gross proceeds generated by RVI asset sales (Note 9).

On July 1, 2018, the Company and SITE Centers also entered into an external management agreement (the “External Management Agreement”) which, together with various property management agreements, governs the fees, terms and conditions pursuant to which SITE Centers manages RVI and its properties.  SITE Centers provides RVI with day-to-day management, subject to supervision and certain discretionary limits and authorities granted by the RVI Board of Directors.  The Company does not have any employees.  In general, either SITE Centers or RVI may terminate the management agreements on June 30, 2020, or at the end of any six-month renewal period thereafter.  SITE Centers and RVI also entered into a tax matters agreement that governs the rights and responsibilities of the parties following RVI’s separation from SITE Centers with respect to various tax matters and provides for the allocation of tax-related assets, liabilities and obligations.

Amounts relating to the number of properties, square footage, tenant and occupancy data and estimated project costs are unaudited.
2.	Basis of Presentation

Principles of Consolidation

The Company

For periods after July 1, 2018, the consolidated financial statements include the results of the Company and all entities in which the Company has a controlling interest.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

For periods prior to July 1, 2018, these combined financial statements reflect the revenues and direct expenses of the RVI Predecessor and include material assets and liabilities of SITE Centers that are specifically attributable to the Company.  RVI Predecessor equity in these combined financial statements represents the excess of total assets over total liabilities.  RVI Predecessor equity is impacted by contributions from and distributions to SITE Centers, which are the result of treasury activities and net funding provided by or distributed to SITE Centers prior to the separation from SITE Centers, as well as the allocated costs and expenses described below.  The combined financial statements also include the consolidated results of certain of the Company’s wholly-owned subsidiaries, as applicable.  All significant intercompany balances and transactions have been eliminated in consolidation.

For periods prior to July 1, 2018, the combined financial statements include the revenues and direct expenses of the RVI Predecessor. Certain direct costs historically paid by the properties but contracted through SITE Centers, include but are not limited to, management fees, insurance, compensation costs and out-of-pocket expenses directly related to the management of the properties (Note 12).  Further, the combined financial statements include an allocation of indirect costs and expenses incurred by SITE Centers related to the Company, primarily consisting of compensation and other general and administrative costs that have been allocated using the relative percentage of property revenue of the Company and SITE Centers’ management’s knowledge of the Company.  In addition, the combined financial statements include an allocation of interest expense on SITE Centers’ unsecured debt, excluding debt that is specifically attributable to the Company; interest expense was allocated by calculating the unencumbered net assets of each property held by the Company as a percentage of SITE Centers’ total consolidated unencumbered net assets and multiplying that percentage by the interest expense on SITE Centers’ unsecured debt.  Included in the allocation of general and administrative expenses for the period from January 1, 2018 to June 30, 2018 and for the year ended December 31, 2017, are employee separation charges aggregating $1.1 million and $4.1 million, respectively, related to SITE Centers’ management transition and staffing reduction.  The amounts allocated in the accompanying combined financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had the RVI Predecessor been a separate independent entity.  SITE Centers believes the assumptions underlying SITE Centers’ allocation of indirect expenses are reasonable.

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

Reclassifications

Certain amounts in prior periods have been reclassified in order to conform with the current period’s presentation.  The Company reclassified $4.8 million, $7.6 million and $17.4 million of contractual lease payments from Other Income to Rental Income within total revenues on its combined and consolidated statements of operations for the period from July 1, 2018 to December 31, 2018, for the period from January 1, 2018 to June 30, 2018 and for the year ended December 31, 2017, respectively, in connection with the adoption of Accounting Standards Update (“ASU”) No. 2016-02—Leases, as amended (“Topic 842”), as discussed below.

Revenue Recognition

The Company adopted the accounting guidance for revenue from contracts with customers (“Topic 606”) on January 1, 2018 using the modified retrospective approach, and therefore, the 2017 comparative information has not been adjusted.  The guidance has been applied to contracts that were not completed as of the date of initial application, January 1, 2018.  Most significantly for the real estate industry, leasing transactions are not within the scope of the standard.  A majority of the Company’s tenant-related revenue is recognized pursuant to lease agreements and is governed by the leasing guidance.

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

•	Variable lease payments, which include percentage and overage income, recognized after a tenant’s reported sales have exceeded the applicable sales breakpoint set forth in the applicable lease.
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

Business Interruption Income

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

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	For the Year Ended	For the Period from	For the Period from	For the Year Ended
	December 31,	July 1, 2018 to	January 1, 2018 to	December 31,
	2019	December 31, 2018	June 30, 2018	2017
	The Company		RVI Predecessor
Contribution of net assets from SITE Centers	$—	$677.4	$—	$—
Accounts payable related to construction in progress	5.1	16.3	10.1	1.7
Stock dividends	17.3	—	—	—
Dividend declared, but not paid	39.1	24.0	—	—
Assumption of buildings due to ground lease terminations	0.8	—	2.2	8.6
Receivable and reduction of real estate assets, net – related to hurricane	—	—	6.1	67.6

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

Construction in Progress primarily relates to shopping center redevelopments.  RVI Predecessor capitalized certain direct costs (salaries and related personnel costs) and incremental internal construction costs of $1.1 million in 2017.

Real Estate Impairment Assessment

Individual real estate assets and intangibles are reviewed for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment indicators include, but are not limited to, changes in estimated hold periods, projected losses on potential future sales, market factors and significant decreases in projected net operating income and occupancy percentages. An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value. The determination of anticipated undiscounted cash flows is inherently subjective, requiring significant estimates made by management, and considers the most likely expected course of action at the balance sheet date based on current plans, intended holding periods and available market information. If the Company is evaluating the potential sale of an asset, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action as of the balance sheet date. If an impairment is indicated, an impairment loss is then recognized based on the excess of the carrying amount of the asset over its fair value. Aggregate impairment charges related to real estate assets were $80.1 million for the year ended December 31, 2019 and $6.4 million and $48.7 million for the period from July 1, 2018 to December 31, 2018 and for the period from January 1, 2018 to June 30, 2018, respectively, and $267.1 million for the year ended December 31, 2017 (Note 11).

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

Real Estate Held for Sale

The Company generally considers assets to be held for sale when management believes that a sale is probable within a year. This generally occurs when a sales contract is executed with no substantive contingencies and the prospective buyer has significant funds at risk. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value, less cost to sell. The Company evaluated its property portfolio and did not identify any properties that would meet the above-mentioned criteria for held for sale as of December 31, 2019 and 2018.

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

Interest paid on the Company’s mortgage indebtedness and the Parent Company’s unsecured debt for the year ended December 31, 2019, aggregated $41.8 million, for the period from July 1, 2018 to December 31, 2018 and for the period from January 1, 2018 to June 30, 2018, aggregated $31.4 million and $46.0 million, respectively, and for the year ended December 31, 2017, aggregated $56.6 million. The Company capitalized interest of $1.1 million for the year ended December 31, 2019, $0.8 million and $0.1 million for the period from July 1, 2018 to December 31, 2018 and for the period from January 1, 2018 to June 30, 2018, respectively, and $0.4 million for the year ended December 31, 2017.

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

Restricted Cash

Restricted cash represents amounts on deposit with financial institutions primarily for debt service payments, real estate taxes, capital improvements and operating reserves as required pursuant to the applicable loan agreement (Note 7).  In addition, restricted cash includes Hurricane Maria property insurance settlement proceeds of $46.4 million, pending the lender’s satisfaction that all necessary remediation has been completed. For purposes of the Company’s combined and consolidated statements of cash flows, changes in restricted cash are aggregated with cash and cash equivalents.

Accounts Receivable

The Company makes estimates of the collectability of its accounts receivable related to base rents, including straight-line rentals, expense reimbursements and other revenue or income.  Upon adoption of Topic 842, rental income for the periods beginning on or after January 1, 2019, has been reduced for amounts the Company believes are not probable of being collected.  The Company analyzes accounts receivable, tenant credit worthiness and current economic trends when evaluating the probability of collection.  In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the probability of collection of the related receivable.  The time to resolve these claims may exceed one year.  These estimates have a direct impact on the Company’s earnings because once the amount is considered not probable of being collected, earnings are reduced by a corresponding amount until the receivable is collected.

Accounts receivable do not include estimated amounts not probable of being collected of $3.1 million and $12.6 million at December 31, 2019 and 2018, respectively.  Accounts receivable are expected to be collected within one year. The 2019 amount relates to reserves for contract disputes.  At December 31, 2018, straight-line rents receivable, net of a provision for uncollectible amounts of $1.9 million, aggregated $18.8 million.

Treasury Shares

The Company’s share repurchases are reflected as treasury shares utilizing the cost method of accounting and are presented as a reduction to consolidated shareholders’ equity.  Reissuances of the Company’s treasury shares at an amount below cost are recorded as a charge to paid-in capital due to the Company’s cumulative distributions in excess of net income.

Income Taxes

The Company has made an election to qualify, and believes it is operating so as to qualify, as a Real Estate Investment Trust (“REIT”) for federal income tax purposes.  Accordingly, the Company generally will not be subject to federal income tax, provided that it makes distributions to its shareholders equal to at least 90% of its REIT taxable income as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and continues to satisfy certain other requirements.

In the normal course of business, the Company or one or more of its subsidiaries is subject to examination by federal, state, commonwealth and local tax jurisdictions, in which it operates, where applicable. For the year ended December 31, 2019, the Company recognized no material adjustments regarding its tax accounting treatment for uncertain tax provisions.  As of December 31, 2019, the tax years that remain subject to examination by the major tax jurisdictions under applicable statutes of limitations are the year 2018 and forward.

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

Segments

At December 31, 2019, the Company had two reportable operating segments: continental U.S. and Puerto Rico.  The Company’s chief operating decision maker, the Company’s Board of Directors, may review operational and financial data on a property basis but also reviews the portfolio based on the two geographical areas.  The tenant base of the Company primarily includes national and regional retail chains and local tenants.  Consequently, the Company’s credit risk is concentrated in the retail industry.

Derivative and Hedging Activities

In 2018, the Company recorded all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even if hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

New Accounting Standard Adopted

Accounting for Leases

The Company adopted Topic 842 as of January 1, 2019, using the modified retrospective approach by applying the transition provisions at the beginning of the period of adoption.  The Company elected the following practical expedients permitted under the transition guidance within the new standard:

•	The package of practical expedients which, among other things, allowed the Company to carry forward the historical lease classification;
•	Land easements, allowing the Company to carry forward the accounting treatment for land easements on existing agreements and
•	To not separate lease and non-lease components for all leases and recording the combined component based on its predominant characteristics as rental income or expense.

The Company did not adopt the practical expedient to use hindsight in determining the lease term.

The Company made the following accounting policy elections as a lessor in connection with the adoption:

•

To include operating lease liabilities in the asset group and include the associated operating lease payments in the undiscounted cash flows when considering recoverability of a long-lived asset group and

•

To exclude from lease payments taxes assessed by a governmental authority that are both imposed on and concurrent with lease revenue-producing activity and collected by the lessor from the lessee (i.e., sales tax).

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

•

Previously, the Company included real estate taxes paid by a lessee directly to a third party in recoveries from tenants and real estate tax expense, on a gross basis.  Upon adoption of the standard, the Company no longer records these amounts in revenue or expense, as the standard precludes the Company from recording payments made to a third party directly by the lessee.  In addition, on January 1, 2019, the Company reversed $0.6 million of real estate taxes paid by certain major tenants previously reflected in Accounts Receivable and Accounts Payable and Other Liabilities on the Company’s consolidated balance sheet as of December 31, 2018.

•

The Company recorded an adjustment for the cumulative effect due to a change in accounting principal of $0.7 million in equity related to the change in its collectability assessment of operating lease receivables under Topic 842.

•

Upon adoption of the practical expedient with regard to not separating lease and non-lease components, where applicable, the Company has prospectively recorded, on a straight-line basis, lease payments associated with fixed expense reimbursements.

•	The adoption of this standard did not materially impact the Company’s consolidated net income or consolidated cash flows.

The adoption of the standard also resulted in various presentation changes in the Company’s consolidated statements of operations.  The Company aggregated the following components of contractual lease payments into one line item referred to as Rental Income:  minimum rents, percentage and overage rents, recoveries from tenants, ancillary income and lease termination fees.  The prior period presentation was conformed to the current period presentation for comparability related to these revenue components.  In addition, effective January 1, 2019, the Company presents bad debt as a component of Rental Income within Revenues.  For prior periods, bad debt is included in Operating and Maintenance Expenses.  In addition, effective January 1, 2019, the Company no longer records real estate taxes paid by major tenants directly to the applicable governmental authority.  For prior periods, these amounts are included in Recoveries from Tenants and Real Estate Taxes.

New Accounting Standard to Be Adopted

Accounting for Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an amendment on measurement of credit losses on financial assets held by a reporting entity at each reporting date (ASU 2016-13, Financial Instruments – Credit Losses, “Topic 326”).  The guidance requires the use of a new current expected credit loss ("CECL") model in estimating allowances for doubtful accounts with respect to accounts receivable, straight-line rents receivable and notes receivable.  The CECL model requires that the Company estimate its lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the estimated net amounts expected to be collected.  This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2019.  In November 2018, the FASB issued ASU 2018-19 to clarify that operating lease receivables recorded by lessors are explicitly excluded from the scope of Topic 326.  The Company has determined that the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.
4.	Other Assets, net

Other Assets, net consists of the following (in thousands):

	December 31, 2019	December 31, 2018
Intangible assets:
In-place leases, net	$5,882	$11,926
Above-market leases, net	908	2,001
Lease origination costs, net	949	1,713
Tenant relationships, net	10,120	16,242
Total intangible assets, net(A)	17,859	31,882
Operating lease ROU assets(B)	1,714	—
Other assets:
Prepaid expenses	11,023	10,011
Deposits	145	194
Deferred charges, net	106	179
Other assets(C)	41	1,294
Total other assets, net	$30,888	$43,560

Accounts payable and other liabilities:
Below-market leases, net(A)	$(20,042)	$(33,914)
(A)	In the event a tenant terminates its lease prior to the contractual expiration, the unamortized portion of the related intangible asset or liability is adjusted to reflect the updated lease term.
(B)	Operating lease ROU assets are discussed further in Notes 1 and 5.
(C)	Included $1.2 million fair value of an interest rate cap at December 31, 2018, which was terminated in March 2019.

Amortization expense related to the Company’s intangibles, excluding above- and below-market leases, was as follows (in thousands):

Period	Expense
2019	$5,137
July 1, 2018 to December 31, 2018	5,557
January 1, 2018 to June 30, 2018	8,547
2017	22,213

Estimated net future amortization expense associated with the Company’s intangibles, excluding above- and below-market leases, is as follows (in thousands):

Year	Expense
2020	$3,715
2021	3,429
2022	2,647
2023	1,849
2024	1,199

Above-market leases were recorded as contra revenue of $0.6 million for the year ended December 31, 2019, $0.7 million and $0.8 million for the period from July 1, 2018 to December 31, 2018 and for the period from January 1, 2018 to June 30, 2018, respectively, and $2.3 million for the year ended December 31, 2017.  Revenue was recorded for below-market leases of $1.8 million for the year ended December 31, 2019, $1.6 million and $2.5 million for the period from July 1, 2018 to December 31, 2018 and for the period from January 1, 2018 to June 30, 2018, respectively, and $9.3 million for the year ended December 31, 2017.  These items are included in Rental Income within the combined and consolidated statements of operations.

Estimated net future amortization income associated with the Company’s above- and below-market leases is as follows (in thousands):

Year	Income
2020	$1,308
2021	1,321
2022	1,447
2023	1,356
2024	1,395
5.	Leases

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

Operating lease ROU assets and operating lease liabilities are included in the Company’s consolidated balance sheet as follows (in thousands):

	Classification	December 31, 2019
Operating Lease ROU Assets	Other Assets, Net	$1,714

Operating Lease Liabilities	Accounts Payable and Other Liabilities	$2,835

Operating lease expenses, including straight-line expense, are included in Operating and Maintenance Expense for the Company’s ground leases and aggregated $0.4 million for the year ended December 31, 2019.  Supplemental information related to operating leases was as follows:

December 31, 2019
Weighted-Average Remaining Lease Term	11.5 years
Weighted-Average Discount Rate	6.6%
Cash paid for amounts included in the measurement — operating cash flows from lease liabilities (in thousands)	$404

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

Year	Minimum Rental Revenues	Minimum Rental Payments
2020	$143,736	$414
2021	118,947	423
2022	92,495	433
2023	65,225	217
Thereafter	195,610	2,806
	$616,013	$4,293

As determined under Topic 842, maturities of lease liabilities were as follows for the years ended December 31, (in thousands):

Year	December 31,
2020	$414
2021	423
2022	433
2023	217
2024	228
Thereafter	2,578
Total lease payments	4,293
Less imputed interest	(1,458)
Total	$2,835

Lessor

Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms generally ranging from one month to 30 years and for rents which, in some cases, are subject to upward adjustments based on operating expense levels, sales volume or contractual increases as defined in the lease agreements.

The scheduled future minimum rental revenues from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions, as determined under Topic 842 for such premises for the years ending December 31, were as follows (in thousands):

Year	December 31,
2020	$143,024
2021	121,780
2022	98,643
2023	73,937
2024	49,876
Thereafter	192,650
Total	$679,910

6.	Credit Agreement

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

At December 31, 2019, there were no amounts outstanding under the Revolving Credit Agreement.
7.	Mortgage Indebtedness
The following table discloses certain information regarding the Company’s indebtedness (in millions):
	Carrying Value at December 31,		Interest Rate at December 31,		Maturity Date at
	2019	2018	2019	2018	December 31, 2019
Mortgage indebtedness	$674.3	$988.6	4.4%	5.7%	March 2021
Net unamortized debt issuance costs	(18.5)	(21.0)
Total Mortgage Indebtedness	$655.8	$967.6

On March 11, 2019, certain wholly-owned subsidiaries of the Company entered into a mortgage loan with an initial aggregate principal amount of $900 million.  Substantially all proceeds from the mortgage loan were used to refinance and prepay all amounts outstanding under the Company’s February 2018 mortgage loan, which had an original aggregate principal amount of $1.35 billion.  The borrowers’ obligations are evidenced by promissory notes which are secured by, among other things: (i) mortgages encumbering the borrowers’ properties located in the continental U.S. (which comprise substantially all of the Company’s properties located in the continental U.S.) and Plaza del Sol, located in Bayamon, Puerto Rico (collectively, the “Mortgaged Properties”); (ii) a pledge of the equity of the Company’s subsidiaries that own each of the Company’s properties located in Puerto Rico (collectively, the “Pledged Properties”) and a pledge of related rents and other cash flows, insurance proceeds and condemnation awards and (iii) a pledge of any reserves and accounts of any borrower.

The loan facility will mature on March 9, 2021, subject to three one-year extensions at borrowers’ option based on certain conditions of the agreement.  As of December 31, 2019, the weighted-average interest rate applicable to the notes was equal to one-month LIBOR plus a spread of 2.68% per annum, provided that such spread is subject to an increase of 0.25% per annum in connection with any exercise of the third extension option.  Application of voluntary prepayments as described below will cause the weighted-average interest rate to increase over time.

The loan facility is structured as an interest-only loan throughout the initial two-year term and any exercised extension options.  As a result, so long as the borrowers maintain a minimum debt yield of 10% with respect to the Mortgaged Properties and no event of default exists, any property cash flows available following payment of debt service and funding of certain required reserve accounts (including reserves for payment of real estate taxes, insurance premiums, ground rents, tenant improvements and capital expenditures)

will be available to the borrowers to pay operating expenses and for other general corporate purposes.  The debt yield with respect to the Mortgaged Properties was 13.7% as of December 31, 2019.

Subject to certain conditions described in the mortgage loan agreement, the borrowers may prepay principal amounts outstanding under the loan facility in whole or in part by providing (i) advance notice of prepayment to the lenders and (ii) remitting the prepayment premium described in the mortgage loan agreement.  No prepayment premium is required with respect to any prepayments made after April 9, 2020.  Additionally, no prepayment premium will apply to prepayments made in connection with permitted property sales.  Each Mortgaged Property has a portion of the original principal amount of the mortgage loan allocated to it.  The amount of proceeds from the sale of an individual Mortgaged Property required to be applied towards prepayment of the notes (i.e., the property’s “release price”), will depend upon the principal amount of the mortgage loan allocated to it and the debt yield at the time of the sale.  All proceeds for the sales of Pledged Properties other than Plaza del Sol are required to be applied toward prepayment of the notes.

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

In the event of a default, the contract rate of interest on the notes will increase to the lesser of (i) the maximum rate allowed by law or (ii) the greater of (A) 4% above the interest rate otherwise applicable and (B) the Prime Rate (as defined in the mortgage loan) plus 1.0%.  The notes contain other terms and provisions that are customary for instruments of this nature.  The mortgage loan agreement also includes customary events of default, including among others, principal and interest payment defaults and breaches of affirmative or negative covenants.  The mortgage loan agreement does not contain any financial maintenance covenants.

In connection with the refinancing, the Company incurred $20.2 million of aggregate financing costs that included a $1.8 million debt financing fee paid to SITE Centers.  This refinancing was treated as a loan modification versus a debt extinguishment pursuant to the applicable accounting guidance.  As a result, only the portion of the financing costs incurred related to the new lender group was capitalized.  The remaining financing costs not capitalized as a loan cost were recorded as debt extinguishment costs in the consolidated statement of operations along with the write-off of an allocation of the related unamortized deferred financing costs aggregating $12.7 million.

Allocated RVI Predecessor Interest

Prior to the separation, included in interest expense was $4.4 million for the period from January 1, 2018 to June 30, 2018 and $35.2 million for the year ended December 31, 2017, of interest expense on SITE Centers’ unsecured debt, excluding debt that was specifically attributable to RVI.  Interest expense was allocated by calculating the unencumbered net assets of each property held by RVI as a percentage of SITE Centers’ total consolidated unencumbered net assets and multiplying that percentage by the interest expense on SITE Centers’ unsecured debt (Note 2).

Scheduled Principal Repayments

At December 31, 2019, the Company has one scheduled principal payment of $674.3 million in 2021 related to the mortgage loan described above.
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

Debt

The fair market value for all debt is estimated using a discounted cash flow technique that incorporates future contractual interest and principal payments and a market interest yield curve with adjustments for duration, optionality and risk profile, including the Company’s non-performance risk and loan to value.  The Company’s mortgage debt is classified as Level 3 in the fair value hierarchy.

Considerable judgment is necessary to develop estimated fair values of financial instruments.  Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.  The carrying amount of debt was $655.8 million and $967.6 million at December 31, 2019 and 2018, respectively.  The fair value of debt was $682.2 million and $1,016.1 million at December 31, 2019 and 2018, respectively.

Interest Rate Cap

In March 2018, the Company entered into an interest rate cap in connection with entering into a mortgage loan.  At December 31, 2018, the notional amount of the interest rate cap was $1.0 billion and the fair value was $1.2 million, which was included in Other Assets.  In March 2019, in connection with the mortgage refinancing (Note 7), the interest rate cap was terminated and the Company received $0.3 million upon final settlement.

9.	Preferred Stock, Common Shares and Redeemable Preferred Equity

Preferred Stock

On June 30, 2018, the Company issued the RVI Preferred Shares to SITE Centers, which are noncumulative and have no mandatory dividend rate.  The RVI Preferred Shares rank, with respect to dividend rights, and rights upon liquidation, dissolution or winding up of the Company, senior in preference and priority to the Company’s common shares and any other class or series of the Company’s capital stock.  Subject to the requirement that the Company distribute to its common shareholders the minimum amount required to be distributed with respect to any taxable year in order for the Company to maintain its status as a REIT and to avoid U.S. federal income taxes, the RVI Preferred Shares will be entitled to a dividend preference for all dividends declared on the Company’s capital stock at any time up to a “preference amount” equal to $190 million in the aggregate, which amount may increase by up to an additional $10 million if the aggregate gross proceeds of the Company’s asset sales subsequent to July 1, 2018 exceed $2.0 billion.  Notwithstanding the foregoing, the RVI Preferred Shares are entitled to receive dividends only when, as and if declared by the Company’s Board of Directors, and the Company’s ability to pay dividends is subject to any restrictions set forth in the terms of its indebtedness.  Upon payment to SITE Centers of aggregate dividends on the RVI Preferred Shares equaling the maximum preference amount of $200 million, the RVI Preferred Shares are required to be redeemed by the Company for $1.00 per share.

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

In November 2019 and December 2018, the Company declared dividends on its common shares, which were paid in a combination of cash and the Company’s common shares, subject to a Puerto Rico withholding tax of 10%.  The aggregate amount of cash paid to shareholders was limited to 20% of the total dividend paid.  The total cash paid includes the Puerto Rico withholding tax.  The dividends were paid as follows:

	Year Paid
	2020	2019
Dividends declared per share	$2.05	$1.30
Volume-weighted average trading price per share	$36.7839	$29.8547
Common shares issued	763,884	578,238
Cash paid (millions)	$11.0	$6.7

10.	Commitments and Contingencies

Hurricane Loss

In September 2017, Hurricane Maria made landfall in Puerto Rico.  At December 31, 2019, the Company owned 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA.  One of the 12 assets (Plaza Palma Real, consisting of approximately 0.4 million square feet of Company-owned GLA) was severely damaged in Hurricane Maria. At December 31, 2019, tenants totaling 0.3 million square feet were open for business approximating 67% of Plaza Palma Real’s Company-owned GLA.  The other 11 assets sustained varying degrees of damage, consisting primarily of roof and HVAC system damage and water intrusion. A majority of the Company’s leased space that was open prior to the storm was open for business by mid-2018.

The Company anticipates that the repair and restoration work will be substantially complete by mid-2020.  The timing and schedule of additional repair work to be completed are highly dependent upon any changes in the scope of work, the availability of building materials, supplies and skilled labor.

In August 2019, the Company reached a settlement with its insurer with respect to the Company’s claims relating to the hurricane.  Pursuant to the settlement, the insurer agreed to pay the Company $154.4 million on account of property damage caused by the hurricane, of which $83.9 million had been paid to the Company prior to the settlement, and $31.3 million on account of the Company’s business interruption claim, of which $24.3 million had been paid to the Company or SITE Centers prior to the settlement.  As a result, in the second half of 2019, the insurer made net payments of $77.5 million to the Company in full settlement of the Company’s claims related to the hurricane.  Pursuant to the terms of the Separation and Distribution Agreement, $0.8 million of this amount was paid to SITE Centers on account of unreimbursed business interruption losses incurred through June 30, 2018.  The Company also received $3.0 million in 2019 from a tenant related to the Company’s restoration of the tenant’s space.  At December 31, 2019, $46.4 million of property damage settlement proceeds are included in the Company’s consolidated balance sheet as Restricted Cash and will be disbursed to the Company in accordance with the terms of the Company’s mortgage financing.

The Company’s Property Insurance Receivable was $29.4 million at December 31, 2018.  The December 31, 2018 balance represented the estimated insurance recoveries related to the net book value of the property damage written off, as well as other expenses, as the Company believed it was probable that the insurance recovery, net of the deductible, would exceed the net book value of the damaged property.  Hurricane Property Insurance Income on the Company’s Statement of Operations for the year ended December 31, 2019 includes $77.5 million resulting from the excess payments made by the insurer and tenant over the $78.8 million of the net book value written off.  Through December 31, 2019, the Company received a total of $157.4 million toward its final settled property insurance claim.

For the year ended December 31, 2019, rental revenues of $2.9 million and for the period from July 1, 2018 to December 31, 2018 and the period from January 1, 2018 to June 30, 2018, rental revenues of $4.3 million and $6.6 million, respectively, were not recorded because of lost tenant revenue attributable to the hurricane that has been partially defrayed by insurance proceeds.  The Company records revenue for covered business interruption in the period it determines it is probable it will be compensated and all the applicable contingencies with the insurance company have been resolved.  For all periods presented, the Company recorded insurance proceeds received on account of the Company’s business interruption lost revenue claim as Business Interruption Income on the Company’s combined and consolidated statements of operations.

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

Commitments and Guaranties

The Company has entered into agreements with general contractors related to its shopping centers having aggregate commitments of approximately $10.9 million at December 31, 2019.  These obligations, composed principally of construction contracts for the repair of the Puerto Rico properties, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow.  These contracts typically can be changed or terminated without penalty.

11.	Impairment Charges

The Company recorded impairment charges based on the difference between the carrying value of the assets and the estimated fair market value as follows (in millions):

	For the Year Ended	For the Period from	For the Period from	For the Year Ended
	December 31,	July 1, 2018 to	January 1, 2018 to	December 31,
	2019	December 31, 2018	June 30, 2018	2017
	The Company		RVI Predecessor
Assets marketed for sale	$80.1	$6.4	$48.7	$267.1

The impairments recorded in 2019 and 2018 primarily were triggered by indicative bids received and changes in market assumptions due to the disposition process and changes to hold periods.  The impairments recorded during the year ended December 31, 2017, primarily were triggered by changes in asset hold-period assumptions and/or expected future cash flows in conjunction with the Company’s change in executive management team and strategic direction.

Items Measured at Fair Value on a Non-Recurring Basis

The valuation of impaired real estate assets is determined using widely accepted valuation techniques including actual sales negotiations and bona fide purchase offers received from third parties, an income capitalization approach considering prevailing market capitalization rates, analysis of recent comparable sales transactions, as well as discounted cash flow analysis on the expected cash flows of each asset.  In general, the Company considers multiple valuation techniques when measuring fair value of real estate.  However, in certain circumstances, a single valuation technique may be appropriate.

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

The following table presents information about the Company’s impairment charges on nonfinancial assets that were measured on a fair value basis for the year ended December 31, 2019 and for the period from July 1, 2018 to December 31, 2018.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
Long-lived assets held and used
December 31, 2019	$—	$—	$367.3	$367.3	$80.1
Long-lived assets held and used
December 31, 2018	—	—	75.6	75.6	6.4

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions):

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at				Range
Description	December 31, 2019	December 31, 2018	Valuation Technique	Unobservable Inputs	2019	2018
Impairment of assets	$259.9	$56.2	Indicative Bid(A)	Indicative Bid(A)	N/A	N/A
	47.1	19.4	Income Capitalization Approach	Market Capitalization Rate	8.1%-9.1%	8.7%
	60.3	—	Discounted Cash Flow	Discount Rate	9.5%-18.1%	N/A
				Terminal Capitalization Rate	7.0%-10.0%	N/A
(A)

Fair value measurements based upon indicative bids were developed by third-party sources (including offers and comparable sales values), subject to SITE Centers’ corroboration for reasonableness.  The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated values.

The following table presents information about the RVI Predecessor’s impairment charges on nonfinancial assets that were measured on a fair value basis for the period from January 1, 2018 to June 30, 2018 and for the year ended December 31, 2017.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company or SITE Centers to determine such fair value (in millions).

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

The following table presents quantitative information about the significant unobservable inputs used by the Company or SITE Centers’ management to determine the fair value of non-recurring items (in millions):

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at				Range
Description	June 30, 2018	December 31, 2017	Valuation Technique	Unobservable Inputs	2018	2017
Impairment of combined assets	$162.4	N/A	Indicative Bid(A)	Indicative Bid(A)	N/A	N/A
	241.0	$748.7	Income Capitalization Approach/ Sales Comparison Approach	Market Capitalization Rate	7.4%-9.3%	6.24%-9.0%
	N/A	498.9	Discounted Cash Flow	Discount Rate	N/A	7.75%-9.5%
				Terminal Capitalization Rate(B)		7.56%-21.39%
(A)

Fair value measurements based upon indicative bids were developed by third-party sources (including offers and comparable sales values), subject to SITE Centers’ corroboration for reasonableness.  The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated fair values.

(B)	Weighted-average rate of 9.0%.

12.	Transactions with SITE Centers

The following table presents fees and other amounts charged by SITE Centers (in thousands):

	For the Year Ended	For the Period from	For the Period from	For the Year Ended
	December 31,	July 1, 2018 to	January 1, 2018 to	December 31,
	2019	December 31, 2018	June 30, 2018	2017
	The Company		RVI Predecessor
Management fees(A)	$11,360	$6,538	$6,819	$13,135
Asset management fees (B)	10,497	6,537	—	—
Leasing commissions(C)	3,151	1,085	982	—
Insurance premiums(D)	—	—	2,084	4,007
Maintenance services and other(E)	1,469	809	1,085	2,397
Disposition fees(F)	3,352	2,959	1,058	—
Credit facility guaranty and debt refinancing fees(G)	1,860	60	—	—
Legal fees(H)	663	336	—	—
	$32,352	$18,324	$12,028	$19,539
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

At December 31, 2018, the Company had amounts payable to SITE Centers of $34.0 million.  The amounts were included as Payables to SITE Centers on the consolidated balance sheets and primarily represented amounts owed to SITE Centers for restricted cash escrows held by the mortgage lender at the time of the Company’s separation from SITE Centers.  This initial payable was paid in full in 2019.

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

13.	Earnings Per Share

The following table provides the net income and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding and “diluted” EPS (in thousands, except per share amounts).

		For the Period from
	For the Year Ended	July 1, 2018 to
	December 31, 2019	December 31, 2018
Numerators – Basic and Diluted
Net income attributable to common shareholders after allocation to participating securities	$46,749	$8,852
Less: Earnings attributable to unvested shares	(52)	—
Net income attributable to common shareholders after allocation to participating securities	$46,697	$8,852
Denominators – Number of Shares
Basic and Diluted—Average shares outstanding	19,008	18,464
Income Per Share:
Basic and Diluted	$2.46	$0.48

Basic average shares outstanding do not include 25,528 and 33,636 restricted share units issued to outside directors in consideration for their compensation that were unvested at December 31, 2019 and 2018, respectively.
14.	Income Taxes

The Company elected to be treated as a REIT under the Code, commencing with its taxable year ending December 31, 2018, and intends to maintain its status as a REIT for U.S. federal income tax purposes in future periods.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its taxable income to its shareholders.  It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status.  As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes to its shareholders.  As the Company distributed sufficient taxable income for the year ended December 31, 2019, and for the period from July 1, 2018 to December 31, 2018, no U.S. federal income or excise taxes were incurred.

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

In order to maintain its REIT status, the Company must meet certain income tests to ensure that its gross income consists of passive income and not income from the active conduct of a trade or business.  The Company utilizes its TRS to hold title to a significant number of its continental U.S. properties that may be subject to short-term sales that would otherwise be subject to the prohibited transaction tax.

On August 22, 2018, the Puerto Rico Department of Treasury (“PR Treasury”) approved a closing agreement that transferred to the Company a certain closing agreement previously entered into between SITE Centers and PR Treasury (the “Closing Agreement”).  In general, pursuant to the Closing Agreement the Company will be exempt from Puerto Rico income taxes so long as it qualifies as a REIT in the U.S. and distributes at least 90% of its Puerto Rico net taxable income to its shareholders every year. Distributions of Puerto Rico-sourced net taxable income to Company shareholders will be subject to a 10% Puerto Rico withholding tax.

For the year ended December 31, 2019, the Company recorded net tax payments of $0.4 million (not material in 2018). No income tax was recorded prior to the spin-off as the entity was not legally formed and decisions regarding which properties would be contributed to the TRS had not been finalized and were not considered factually supportable.

The following represents the activity of the Company’s TRS (in thousands):

For the Period from
	For the Year Ended	July 1, 2018 to
	December 31, 2019	December 31, 2018
Book income (loss) before income taxes	$740	$(1,278)
Current	$—	$—
Deferred	—	—
Total income tax expense	$—	$—

The differences between total income tax expense and the amount computed by applying the statutory income tax rate to income before taxes with respect to the Company’s TRS activity were as follows (in thousands):

		For the Period from
	For the Year Ended	July 1, 2018 to
TRS	December 31, 2019	December 31, 2018
Statutory Rate	21%	21%
Statutory rate applied to pre-tax income	$(155)	$(268)
Valuation allowance decrease	1,909	579
Other	(1,754)	(311)
Total expense	$—	$—
Effective tax rate	0%	0%

Deferred tax assets and liabilities of the Company’s TRS were as follows (in thousands):

	For the Year Ended December 31,
	2019	2018
Deferred tax assets(A)	$41,573	$44,195
Deferred tax liabilities	(615)	(1,328)
Valuation allowance	(40,958)	(42,867)
Net deferred tax asset	$—	$—
(A)

Primarily attributable to net operating losses of $13.5 million and $6.4 million at December 31, 2019 and 2018, respectively, and book/tax differences in the basis of assets contributed of $25.1 million and $34.4 million as of December 31, 2019 and 2018, respectively.

Reconciliation of GAAP net income attributable to RVI to taxable income (loss) is as follows (in thousands):

		For the Period from
	For the Year Ended	July 1, 2018 to
	December 31, 2019	December 31, 2018
GAAP net income attributable to RVI	$46,749	$8,852
Plus: Book depreciation and amortization	64,487	30,592
Less: Tax depreciation and amortization	(59,696)	(23,086)
Book/tax differences on losses from capital transactions	(6,789)	(46,128)
Deferred income	(154)	1,039
TRS equity investment	(740)	1,226
Impairment charges	56,090	—
Nontaxable insurance proceeds	(80,007)	—
Miscellaneous book/tax differences, net	(1,724)	2,361
Taxable income (loss) subject to the 90% dividend requirement	$18,216	$(25,144)

Reconciliation between cash and stock dividends paid and the dividend paid deduction is as follows (in thousands):

For the Year Ended December 31,
2019
Dividends paid (A)	$24,005
Less: Dividends designated to prior year	(22,343)
Plus: Dividends designated from the following year	39,057
Less: Return of capital	(22,503)
Dividends paid deduction	$18,216

(A)	Dividends paid in 2019 include stock dividends distributed under IRS Revenue Procedure 2009-15.
15.	Segment Information

The Company has two reportable operating segments: continental U.S. and Puerto Rico.  The table below presents information about the Company’s reportable operating segments (in thousands):

	For the Year Ended December 31, 2019
	Continental U.S.	Puerto Rico	Other	Total
The Company
Lease revenue and other property revenue	$131,923	$107,172		$239,095
Rental operation expenses	(38,769)	(30,528)		(69,297)
Net operating income	93,154	76,644		169,798
Property and asset management fees	(11,764)	(10,093)		(21,857)
Impairment charges	(75,590)	(4,480)		(80,070)
Hurricane property insurance income, net		79,391		79,391
Depreciation and amortization	(44,838)	(29,760)		(74,598)
Unallocated expenses(A)			(66,893)	(66,893)
Gain on disposition of real estate, net	41,482			41,482
Income before tax expense				$47,253
As of December 31, 2019:
Total gross real estate assets	$979,128	$1,078,692		$2,057,820

	For the Period from July 1, 2018 to December 31, 2018
	Continental U.S.	Puerto Rico	Other	Total
The Company
Lease revenue and other property revenue	$85,349	$51,998		$137,347
Rental operation expenses	(25,049)	(14,203)		(39,252)
Net operating income	60,300	37,795		98,095
Property and asset management fees	(7,862)	(5,213)		(13,075)
Impairment charges	(6,390)			(6,390)
Hurricane property insurance loss, net		(366)		(366)
Depreciation and amortization	(30,323)	(12,148)		(42,471)
Unallocated expenses(A)			(43,603)	(43,603)
Gain on disposition of real estate, net	16,813			16,813
Income before tax expense				$9,003
As of December 31, 2018:
Total gross real estate assets	$1,419,710	$1,031,728		$2,451,438

	For the Period from January 1, 2018 to June 30, 2018
	Continental U.S.	Puerto Rico	Other	Total
RVI Predecessor
Lease revenue and other property revenue	$103,264	$51,970		$155,234
Rental operation expenses	(30,228)	(13,951)		(44,179)
Net operating income	73,036	38,019		111,055
Property and asset management fees	(3,589)	(3,230)		(6,819)
Impairment charges	(48,680)			(48,680)
Hurricane property insurance loss, net		(868)		(868)
Depreciation and amortization	(37,339)	(12,805)		(50,144)
Unallocated expenses(A)			(187,586)	(187,586)
Gain on disposition of real estate, net	13,096			13,096
Loss before tax expense				$(169,946)

	For the Year Ended December 31, 2017
	Continental U.S.	Puerto Rico	Other	Total
RVI Predecessor
Lease revenue and other property revenue	$218,330	$104,549		$322,879
Rental operation expenses	(61,186)	(28,223)		(89,409)
Net operating income	157,144	76,326		233,470
Property and asset management fees	(8,604)	(4,531)		(13,135)
Impairment charges	(127,400)	(139,664)		(267,064)
Hurricane property and impairment loss, net		(5,930)		(5,930)
Depreciation and amortization	(88,048)	(30,691)		(118,739)
Unallocated expenses(A)			(110,140)	(110,140)
Gain on disposition of real estate, net	351			351
Loss before tax expense				$(281,187)
As of December 31, 2017:
Total gross real estate assets	$1,870,562	$979,311		$2,849,873

(A)	Unallocated expenses consist of General and Administrative Expenses, Interest Expense and Other Expenses as listed in the Company’s combined and consolidated statements of operations.
16.	Subsequent Events

Asset Sales

From January 1, 2020 to March 2, 2020, the Company sold three shopping centers for $155.6 million.  Net proceeds were primarily used to repay mortgage debt outstanding.

Restricted cash of $17.4 million generated from asset sales in December 2019 was used to repay mortgage debt in January 2020.

Dividends

The Company paid its fourth quarter 2019 common share dividend of $2.05 per share on January 8, 2020, in a combination of cash and the Company’s common shares (Note 9).

17.Quarterly Results of Operations (Unaudited)

The following table sets forth the quarterly results of operations for the years ended December 31, 2019 and 2018 (in thousands, except per share amounts):

	2019					2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	The Company					RVI Predecessor		The Company
Revenues	$61,611	$60,885	$60,860	$55,739		$76,260	$78,974	$69,655	$67,692
Net (loss) income	(10)	13,617	72,268	(39,126)	(A)	(144,317)	(29,839)	5,953	2,899	(A)
Basic and diluted:
Net income (loss)	$0.00	$0.72	$3.79	$(2.06)		N/A	N/A	$0.32	$0.15
Weighted-average number of shares	18,882	19,043	19,052	19,052		N/A	N/A	18,464	18,464
(A)	Included impairments of $47.1 million and $2.0 million for the three months ended December 31, 2019 and 2018, respectively.

SCHEDULE II

Retail Value Inc.

Valuation and Qualifying Accounts and Reserves

For the Year Ended December 31, 2019,

For the Periods July 1, 2018 to December 31, 2018,

January 1, 2018 to June 30, 2018

and For the Year Ended December 31, 2017

(In thousands)

	Balance at Beginning of Period	Charged to Expense	Deductions	Balance at End of Period
The Company
Year Ended December 31, 2019
Allowance for uncollectible accounts(A)	$11,103	$430	$7,905	$3,628
Valuation allowance for deferred tax assets	$42,867	$—	$1,909	$40,958
Period July 1, 2018 to December 31, 2018
Allowance for uncollectible accounts(B)	$13,461	$357	$(669)	$14,487
Valuation allowance for deferred tax assets(C)	$42,288	$—	$(579)	$42,867
RVI Predecessor
Period January 1, 2018 to June 30, 2018
Allowance for uncollectible accounts(B)	$13,141	$(820)	$(1,140)	$13,461
Valuation allowance for deferred and prepaid tax assets	$11,254	$3,991	$15,245	$—
Year ended December 31, 2017
Allowance for uncollectible accounts(B)	$5,164	$8,678	$701	$13,141
Valuation allowance for deferred and prepaid tax assets	$460	$10,794	$—	$11,254
(A)	Adjusted to reflect the change in accounting principle related to the collectability assessment of operating lease receivables under the adoption of Topic 842, Leases

(B)	Includes allowances on accounts receivable and straight-line rents.
(C)	Balance at beginning of period includes an opening balance sheet adjustment that was established on July 1, 2018.

SCHEDULE III

Retail Value Inc.

Real Estate and Accumulated Depreciation

December 31, 2019

(In thousands)

								Total Cost,
	Initial Cost			Total Cost(3)				Net of
		Buildings &			Buildings &		Accumulated	Accumulated
Location (1)(2)	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation(4)	Depreciation
Tucson Spectrum Shopping Center (Arizona)	$18,341	$93,988	$—	$16,706	$88,540	$105,246	$24,839	$80,407
Newnan Crossing (Georgia)	2,651	15,940	—	2,651	16,106	18,757	7,384	11,373
Green Ridge Square (Michigan)	3,380	26,990	—	3,380	27,249	30,629	18,294	12,335
Riverdale Village (Minnesota)	21,366	100,622	—	16,412	82,409	98,821	23,630	75,191
Maple Grove Crossing (Minnesota)	8,917	27,332	—	8,917	27,546	36,463	8,163	28,300
Crossroads Center (Mississippi)	—	57,848	—	—	58,964	58,964	31,612	27,352
Big Oaks Crossing (Mississippi)	2,213	20,822	—	2,213	21,082	23,295	15,366	7,929
Seabrook Commons (New Hampshire)	8,076	35,150	—	6,399	30,056	36,455	8,855	27,600
Wrangleboro Cons Sq (New Jersey)	45,353	114,262	—	45,353	119,669	165,022	60,055	104,967
Hamilton Commons (New Jersey)	31,396	58,637	—	30,122	59,360	89,482	31,477	58,005
Great Northern Plaza (Ohio)	24,352	64,357	—	24,352	65,060	89,412	20,962	68,450
Uptown Solon (Ohio)	6,220	27,376	—	4,679	24,994	29,673	17,394	12,279
Peach Street Square (I) (Pennsylvania)	10,378	73,756	—	10,378	72,753	83,131	40,170	42,961
Noble Town Center (Pennsylvania)	4,705	25,045	—	4,143	23,054	27,197	5,464	21,733
Willowbrook Plaza (Texas)	12,281	50,956	—	10,307	44,908	55,215	9,692	45,523
Marketplace of Brown Deer (Wisconsin)	8,465	38,320	—	4,146	27,220	31,366	13,301	18,065
Plaza del Atlantico (Puerto Rico)	2,890	13,713	—	2,890	20,918	23,808	10,572	13,236
Plaza del Sol (Puerto Rico)	110,823	172,962	—	110,823	185,051	295,874	82,546	213,328
Plaza Rio Hondo (Puerto Rico)	69,217	97,705	—	69,217	111,228	180,445	51,032	129,413
Plaza Escorial (Puerto Rico)	28,601	70,620	—	28,601	74,702	103,303	34,424	68,879
Plaza Cayey (Puerto Rico)	18,538	25,887	—	18,538	29,148	47,686	12,444	35,242
Plaza Fajardo (Puerto Rico)	4,376	43,366	—	4,376	50,192	54,568	18,849	35,719
Plaza Wal-Mart (Puerto Rico)	1,311	13,505	—	1,311	15,840	17,151	7,792	9,359
Plaza del Norte (Puerto Rico)	60,527	95,829	—	60,527	119,303	179,830	60,024	119,806
Plaza Palma Real (Puerto Rico)	16,386	36,295	—	16,386	59,992	76,378	19,454	56,924
Plaza Isabela (Puerto Rico)	10,236	39,264	—	10,236	41,975	52,211	19,141	33,070
Senorial Plaza (Puerto Rico)	7,392	19,553	—	7,392	26,028	33,420	11,680	21,740
Plaza Vega Baja (Puerto Rico)	3,831	8,717	—	1,938	12,080	14,018	5,893	8,125
	$542,222	$1,468,817	$—	$522,393	$1,535,427	$2,057,820	$670,509	$1,387,311

SCHEDULE III

(1)	Company formed on July 1, 2018, in connection with the spin-off from SITE Centers.

(2)

Mortgages encumber all of the Company’s properties located in the continental U.S. and Plaza del Sol in Bayamon, Puerto Rico.  The Company has also pledged to the mortgage lender its equity in the subsidiaries that own the Company’s other properties located in Puerto Rico.

(3)	The Aggregate Cost for Federal Income Tax purposes was approximately $2.5 billion at December 31, 2019.

(4)	Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	Useful lives, 20 to 31.5 years
Building improvements and fixtures	Useful lives, ranging from 5 to 20 years
Tenant improvements	Shorter of economic life or lease terms

The changes in Total Real Estate Assets are as follows (in thousands):

	For the Year Ended	For the Period from	For the Period from	For the Year Ended
	December 31,	July 1, 2018 to	January 1, 2018 to	December 31,
	2019	December 31, 2018	June 30, 2018	2017
	The Company		RVI Predecessor
Balance at beginning of period	$2,451,438	$2,720,044	$2,849,873	$3,219,540
Acquisitions	—	—	—	8,585
Improvements	68,518	51,052	29,865	20,112
Adjustments of property carrying values	(80,070)	(6,390)	(48,680)	(272,164)
Disposals	(382,066)	(313,268)	(111,014)	(126,200)
Balance at end of period	$2,057,820	$2,451,438	$2,720,044	$2,849,873

The changes in Accumulated Depreciation and Amortization are as follows (in thousands):

	For the Year Ended	For the Period from	For the Period from	For the Year Ended
	December 31,	July 1, 2018 to	January 1, 2018 to	December 31,
	2019	December 31, 2018	June 30, 2018	2017
	The Company		RVI Predecessor
Balance at beginning of period	$704,401	$720,103	$699,288	$661,891
Depreciation for the period	69,461	36,915	40,733	94,121
Disposals	(103,353)	(52,617)	(19,918)	(56,724)
Balance at end of period	$670,509	$704,401	$720,103	$699,288

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Retail Value Inc.

	By:	/s/ David R. Lukes
David R. Lukes, Chief Executive Officer, President & Director

Date: March 2, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 2nd day of March, 2020.

/s/ David R. Lukes	Chief Executive Officer, President & Director
David R. Lukes	(Principal Executive Officer)

/s/ Christa A. Vesy	Executive Vice President, Chief Financial Officer, Chief Accounting Officer & Treasurer
Christa A. Vesy	(Principal Financial & Accounting Officer)

/s/ Gary N. Boston	Director
Gary N. Boston

/s/ Henrie W. Koetter	Director
Henrie W. Koetter

/s/ Scott D. Roulston	Director
Scott D. Roulston

/s/ Barry A. Sholem	Director
Barry A. Sholem