Form 10-Q
period 2020-03-31
Retail Value Inc.
filed 2020-05-01
CIK 1735184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2020, the registrant had 19,816,022 shares of common stock, $0.10 par value per share, outstanding.

Retail Value Inc.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2020

Retail Value Inc.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share amounts)

	March 31, 2020	December 31, 2019
Assets
Land	$469,890	$522,393
Buildings	1,230,987	1,380,984
Fixtures and tenant improvements	140,181	152,426
	1,841,058	2,055,803
Less: Accumulated depreciation	(624,546)	(670,509)
	1,216,512	1,385,294
Construction in progress	2,242	2,017
Total real estate assets, net	1,218,754	1,387,311
Cash and cash equivalents	92,366	71,047
Restricted cash	81,268	112,246
Accounts receivable	21,407	25,195
Other assets, net	26,873	30,888
	$1,440,668	$1,626,687
Liabilities and Equity
Mortgage indebtedness, net	$505,790	$655,833
Payable to SITE Centers	105	105
Accounts payable and other liabilities	41,838	53,789
Dividends payable	—	39,057
Total liabilities	547,733	748,784
Commitments and contingencies (Note 5)
Redeemable preferred equity	190,000	190,000
Retail Value Inc. shareholders' equity
Common shares, with par value, $0.10 stated value; 200,000,000 shares authorized; 19,816,476 and 19,052,592 shares issued at March 31, 2020 and December 31, 2019, respectively	1,982	1,905
Additional paid-in capital	720,893	692,871
Accumulated distributions in excess of net income	(19,924)	(6,857)
Less: Common shares in treasury at cost: 454 shares at March 31, 2020 and December 31, 2019	(16)	(16)
Total equity	702,935	687,903
	$1,440,668	$1,626,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2020	2019
Revenues from operations:
Rental income	$50,330	$61,570
Other income	39	41
	50,369	61,611
Rental operation expenses:
Operating and maintenance	11,062	10,502
Real estate taxes	5,719	7,510
Property and asset management fees	4,876	5,816
Impairment charges	15,910	6,090
Hurricane property insurance loss, net	—	183
General and administrative	1,077	885
Depreciation and amortization	16,470	19,355
	55,114	50,341
Other expense:
Interest expense, net	(7,292)	(13,974)
Debt extinguishment costs	(3,965)	(14,482)
Other income (expense), net	334	(868)
Gain on disposition of real estate, net	2,674	18,219
	(8,249)	(11,105)
(Loss) income before tax expense	(12,994)	165
Tax expense	(73)	(175)
Net loss	$(13,067)	$(10)
Comprehensive loss	$(13,067)	$(10)

Per share data:
Basic and diluted	$(0.66)	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands)

	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Treasury Stock at Cost	Total
The Company
Balance as of December 31, 2019	$1,905	$692,871	$(6,857)	$(16)	$687,903
Issuance of common shares related to stock dividends	77	28,022	—	—	28,099
Net loss	—	—	(13,067)	—	(13,067)
Balance, March 31, 2020	$1,982	$720,893	$(19,924)	$(16)	$702,935

	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Treasury Stock at Cost	Total
Balance as of December 31, 2018	$1,846	$675,566	$(15,153)	$(6)	$662,253
Issuance of common shares related to stock dividend	58	17,205	—	—	17,263
Repurchase of common shares	—	—	—	(3)	(3)
Adoption of ASC Topic 842 (Leases)	—	—	700	—	700
Dividends declared	—	—	(44)	—	(44)
Net loss	—	—	(10)	—	(10)
Balance, March 31, 2019	$1,904	$692,771	$(14,507)	$(9)	$680,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months
	Ended March 31,
	2020	2019
Cash flow from operating activities:
Net loss	$(13,067)	$(10)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Depreciation and amortization	16,470	19,355
Amortization and write-off of above- and below-market leases, net	(306)	(346)
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	4,586	6,635
Gain on disposition of real estate, net	(2,674)	(18,219)
Impairment charges	15,910	6,090
Loss on debt extinguishment	—	88
Interest rate hedging activities	—	1,152
Net change in accounts receivable	2,014	1,764
Net change in accounts payable and other liabilities	(7,118)	(6,346)
Net change in other operating assets	(592)	1,361
Total adjustments	28,290	11,534
Net cash flow provided by operating activities	15,223	11,524
Cash flow from investing activities:
Real estate improvements to operating real estate	(6,152)	(25,881)
Proceeds from disposition of real estate	146,824	105,851
Hurricane property insurance proceeds	—	13,750
Net cash flow provided by investing activities	140,672	93,720
Cash flow from financing activities:
Proceeds from mortgage debt	—	900,000
Repayment of mortgage debt, including repayment costs	(154,596)	(988,697)
Payment of debt issuance costs	—	(11,889)
Dividends paid	(10,958)	(6,741)
Net cash flow used for financing activities	(165,554)	(107,327)

Net decrease in cash, cash equivalents and restricted cash	(9,659)	(2,083)
Cash, cash equivalents and restricted cash, beginning of period	183,293	111,199
Cash, cash equivalents and restricted cash, end of period	$173,634	$109,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.	Nature of Business and Financial Statement Presentation

Nature of Business

Retail Value Inc. and its related consolidated real estate subsidiaries (collectively, the “Company” or “RVI”) were formed in December 2017 and owned 48 properties, comprised of 36 continental U.S. assets and 12 Puerto Rico assets, at the time of their separations from SITE Centers Corp. (“SITE Centers”) on July 1, 2018.  As of March 31, 2020, RVI owned 26 properties that included 14 continental U.S. assets and 12 Puerto Rico assets comprising 10.2 million square feet of gross leasable area (“GLA”) and located in 10 states and Puerto Rico.  These properties serve as direct or indirect collateral for a mortgage loan which, as of March 31, 2020, had an aggregate principal balance of $519.7 million.

In connection with RVI’s separation from SITE Centers, SITE Centers retained 1,000 shares of RVI’s series A preferred stock having an aggregate dividend preference equal to $190 million, which amount may increase by up to an additional $10 million depending on the amount of aggregate gross proceeds generated by RVI asset sales.

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

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the year.  Actual results could differ from those estimates.

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented.  The results of operations for the three months ended March 31, 2020 and 2019, are not necessarily indicative of the results that may be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Three Months
	Ended March 31,
	2020	2019
Accounts payable related to construction in progress	$4.7	$14.3
Stock dividends	28.1	17.2

New Accounting Standard Adopted

Accounting for Credit Losses

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued an amendment on measurement of credit losses on financial assets held by a reporting entity at each reporting date (Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses, “Topic 326”).  The guidance requires the use of a new current expected credit loss ("CECL") model in estimating allowances for doubtful accounts with respect to accounts receivable, straight-line rents receivable and notes receivable.  The CECL model requires that the Company estimate its lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the estimated net amounts expected to be collected.  This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2019.  In November 2018, the FASB issued ASU 2018-19 to clarify that operating lease receivables recorded by lessors are explicitly excluded from the scope of Topic 326.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Accounting for Leases During COVID-19 Pandemic

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated with the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A clarifies that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under Topic 842, Leases. Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 is a modification can then elect whether to apply the modification guidance (i.e. assume the relief was always contemplated by the contract or assume the relief was not contemplated by the contract). Both lessees and lessors may make this election. The Company is evaluating its election on a disaggregated basis, with such election applied consistently to leases with similar characteristics and similar circumstances.  The future impact of the Lease Modification Q&A is dependent upon the extent of lease concessions granted to tenants as a result of COVID-19 in future periods and the elections made by the Company at the time of entering into such concessions.
2.	Other Assets, net

Other Assets, net consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Intangible assets:
In-place leases, net	$4,918	$5,882
Above-market leases, net	761	908
Lease origination costs, net	702	949
Tenant relationships, net	6,991	10,120
Total intangible assets, net(A)	13,372	17,859
Operating lease ROU assets	1,664	1,714
Other assets:
Prepaid expenses	11,572	11,023
Deposits	139	145
Deferred charges, net	81	106
Other assets	45	41
Total other assets, net	$26,873	$30,888

Below-market leases, net (other liabilities)	$16,733	$20,042
(A)

The Company recorded amortization expense related to its intangibles, excluding above- and below-market leases, of $0.9 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively.

3.	Indebtedness

Mortgage Indebtedness

The Company has a mortgage loan, which had an outstanding aggregate principal amount of $519.7 million at March 31, 2020.  The loan facility will mature on March 9, 2021, subject to three one-year extensions at borrowers’ option based on certain conditions of the agreement.  At March 31, 2020, the interest rate of the Company’s mortgage loan was 3.8% per annum.  The interest rate on the mortgage loan is equal to the one-month LIBOR plus a spread of 3.14% per annum as of March 31, 2020, provided that such spread is subject to an increase of 0.25% per annum in connection with any exercise of the third extension option.  Application of voluntary prepayments will cause the weighted-average interest rate spread to increase over time.

As of March 31, 2020, the Company was in compliance with all provisions of the loan agreements, and the Company believes that it would have qualified to exercise the loan’s initial extension option in the event the extension option had been exercisable at March 31, 2020. The Company expects to be in compliance with all provisions of the loan agreements on the initial extension date.  As of the date of issuance of the interim consolidated financial statements, in the event that amounts remain outstanding on the loan’s maturity date, management’s intent is to exercise the initial extension option upon maturity.

Credit Agreement

The Company maintains a Credit Agreement (the “Revolving Credit Agreement”) with PNC Bank, National Association, as lender and administrative agent (“PNC”).  The Revolving Credit Agreement provides for borrowings of up to $30.0 million.  Borrowings under the Revolving Credit Agreement may be used by the Company for general corporate purposes and working capital.  The Company’s borrowings under the Revolving Credit Agreement bear interest at variable rates at the Company’s election, based on either (i) LIBOR plus a specified spread ranging from 1.05% to 1.50% per annum depending on the Company’s Leverage Ratio (as defined in the Revolving Credit Agreement) or (ii) the Alternate Base Rate (as defined in the Revolving Credit Agreement) plus a specified spread ranging from 0.05% to 0.50% per annum depending on the Company’s Leverage Ratio.  The Company is also required to pay a facility fee on the aggregate revolving commitments at a rate per annum that ranges from 0.15% to 0.30% depending on the Company’s Leverage Ratio.

The Revolving Credit Agreement matures on the earliest to occur of (i) March 9, 2021, (ii) the date on which the External Management Agreement is terminated, (iii) the date on which DDR Asset Management, LLC or another wholly-owned subsidiary of SITE Centers ceases to be the “Service Provider” under the External Management Agreement as a result of assignment or operation of law or otherwise and (iv) the date on which the principal amount outstanding under the Company’s mortgage loan is repaid or refinanced.

At March 31, 2020, there were no amounts outstanding under the Revolving Credit Agreement.
4.	Financial Instruments and Fair Value Measurements

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

Considerable judgment is necessary to develop estimated fair values of financial instruments.  Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The carrying amount of debt was $505.8 million and $655.8 million at March 31, 2020 and December 31, 2019, respectively.  The fair value of debt was $524.8 million and $682.2 million at March 31, 2020 and December 31, 2019, respectively.

5.	Commitments and Contingencies

Hurricane Loss

In 2017, Hurricane Maria made landfall in Puerto Rico.  At the time of the hurricane, the Company owned 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA, which sustained varying degrees of damage.  In August 2019, the Company reached a settlement with its insurer with respect to the Company’s claims relating to the hurricane damage.  The Company continued to own these Puerto Rico assets at March 31, 2020.

The property damage settlement proceeds are reflected in the Company’s consolidated balance sheet as Restricted Cash and will be disbursed to the Company in accordance with the terms of the Company’s mortgage financing upon the lender’s satisfaction that all necessary restoration work has been completed.  The Company recorded revenue for covered business interruption in the period it determined it was probable it would be compensated and all the applicable contingencies with the insurance company had been resolved.  The Company recorded insurance proceeds received as Business Interruption Income on the Company’s consolidated statements of operations.

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
6.	Impairment Charges

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

The following table presents information about the fair value of real estate that was impaired and therefore measured on a fair value basis, along with the related impairment charge, for the three months ended March 31, 2020.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
March 31, 2020
Long-lived assets held and used	$—	$—	$117.5	$117.5	$15.9

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions):

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value at March 31, 2020	Valuation Technique	Unobservable Inputs	Range
Long-lived assets held and used	$97.3	Income Capitalization Approach	Market Capitalization Rate	9.9%-12.3%
	20.2	Indicative Bid(A)	Indicative Bid(A)	N/A
(A)

Fair value measurements based upon indicative bids were developed by third-party sources (including offers and comparable sales values), subject to SITE Centers’ corroboration for reasonableness.  The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated values.

7.	Transactions with SITE Centers

The following table presents fees and other amounts charged by SITE Centers (in thousands):

	Three Months
	Ended March 31,
	2020	2019
Property management fees(A)	$2,552	$2,996
Asset management fees (B)	2,324	2,820
Leasing commissions(C)	1,231	772
Maintenance services and other(D)	341	378
Disposition fees(E)	1,556	1,100
Credit facility guaranty and debt refinancing fees(F)	—	1,800
Legal fees(G)	93	157
	$8,097	$10,023
(A)	Property management fees are generally calculated based on a percentage of tenant cash receipts collected during the three months immediately preceding the most recent June 30 or December 31.
(B)	Asset management fees are generally calculated at 0.5% per annum of the gross asset value as determined on the immediately preceding June 30 or December 31.
(C)	Leasing commissions represent fees charged for the execution of the leasing of retail space. Leasing commissions are included within Real Estate Assets on the consolidated balance sheets.
(D)

Maintenance services represent amounts charged to the properties for the allocation of compensation and other benefits of personnel directly attributable to the management of the properties.  Amounts are recorded in Operating and Maintenance Expense on the consolidated statements of operations.

(E)	Disposition fees equal 1% of the gross sales price of each asset sold. Disposition fees are included within Gain on Disposition of Real Estate on the consolidated statements of operations.
(F)

The credit facility guaranty fee equals 0.20% per annum of the aggregate commitments under the Revolving Credit Agreement plus an amount equal to 5.0% per annum times the average aggregate daily principal amount of loans plus the aggregate stated average daily amount of letters of credit outstanding under the Revolving Credit Agreement (Note 3).  Credit facility guaranty fees are included within Interest Expense on the consolidated statements of operations.  In March 2019, the Company paid a debt financing fee equal to 0.20% of the aggregate principal amount of the mortgage refinancing.

(G)	Legal fees charged for collection activity, negotiating and reviewing tenant leases and contracts for asset dispositions.

In April 2020, the Company entered into an agreement (the “Agreement”) with an affiliate of SITE Centers Corp., in order to address the impact of novel coronavirus on the level of property management fees beginning on July 1, 2020 through December 31, 2020.  For additional information, see Item 5. Other Information in Part II of this Quarterly Report on Form 10-Q.

8.	Earnings Per Share

The following table provides the net loss and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding, and “diluted” EPS (in thousands, except per share amounts):

	Three Months
	Ended March 31,
	2020	2019
Numerators – Basic and Diluted
Net loss attributable to common shareholders after allocation to participating securities	$(13,067)	$(10)
Denominators – Number of Shares
Basic and Diluted—Average shares outstanding	19,749	18,882
Income Per Share:
Basic and Diluted	$(0.66)	$0.00

Dividends

In November 2019, the Company declared a dividend on its common shares of $2.05 per share that was paid in January 2020 in a combination of cash and the Company’s common shares, subject to a Puerto Rico withholding tax of 10%.  The aggregate amount of cash paid to shareholders was limited to 20% of the total dividend paid.  In connection with the 2019 dividend, in January 2020, the Company issued 763,884 common shares, based on the volume-weighted average trading price of $36.7839 per share, and paid $11.0 million in cash, which included the Puerto Rico withholding tax.
9.	Segment Information

The Company has two reportable operating segments: continental U.S. and Puerto Rico.  The table below presents information about the Company’s reportable operating segments (in thousands):

	Three Months Ended March 31, 2020
	Continental U.S.	Puerto Rico	Other	Total
Lease revenue and other property revenue	$24,955	$25,414		$50,369
Rental operation expenses	(8,277)	(8,504)		(16,781)
Net operating income	16,678	16,910		33,588
Property and asset management fees	(2,418)	(2,458)		(4,876)
Impairment charges	(15,910)			(15,910)
Depreciation and amortization	(9,230)	(7,240)		(16,470)
Unallocated expenses(A)			$(12,000)	(12,000)
Gain on disposition of real estate, net	2,674			2,674
Loss before tax expense				$(12,994)

As of March 31, 2020:
Total gross real estate assets	$760,385	$1,082,915		$1,843,300

	Three Months Ended March 31, 2019
	Continental U.S.	Puerto Rico	Other	Total
Lease revenue and other property revenue	$36,992	$24,619		$61,611
Rental operation expenses	(10,853)	(7,159)		(18,012)
Net operating income	26,139	17,460		43,599
Property and asset management fees	(3,223)	(2,593)		(5,816)
Impairment charges	(6,090)			(6,090)
Hurricane property insurance loss		(183)		(183)
Depreciation and amortization	(12,600)	(6,755)		(19,355)
Unallocated expenses(A)			$(30,209)	(30,209)
Gain on disposition of real estate, net	18,219			18,219
Income before tax expense				$165

As of March 31, 2019:
Total gross real estate assets	$1,309,226	$1,051,944		$2,361,170
(A)	Unallocated expenses consist of General and Administrative Expenses, Interest Expense, Debt Extinguishment Costs and Other Expenses as listed in the Company’s consolidated statements of operations.
10.	Subsequent Events

In March 2020, the World Health Organization categorized the novel coronavirus (“COVID-19”) as a pandemic, and it continues to spread throughout the United States and other countries across the world.  Federal, state and local governments have taken various actions including the issuance of stay-at-home orders, social distancing guidelines and ordering the temporary closure of non-essential businesses, including many of the Company’s tenants to limit the spread of COVID-19.  Accordingly, many of the Company’s tenants have adjusted, reduced or suspended operating activities.

The Company has received numerous requests for rent relief including deferment of the payment of rent or rent reductions beginning with April 2020 rent.  Discussions with individual tenants that failed to satisfy their April rent obligations are underway. Though the outcome of these discussions is expected to vary from tenant to tenant, the Company expects that it may enter into rent‑deferral arrangements with some tenants, including smaller local operators, whose operations have been significantly impacted by COVID-19.  In addition, in an effort to maintain the Company’s liquidity position, the pandemic has created an uncertainty with respect to the timing and ability of the Company to execute the disposition portion of its business plan.  Beginning in March 2020, many prospective purchasers have delayed or suspended their acquisition activities.  A decrease in the expected level of pricing for the Company’s assets could also result in the recognition of impairment charges.  The ultimate impact of the pandemic and secondary social and economic effects on the Company's results of operations, financial position, liquidity and capital resources remains unclear and cannot be reasonably forecasted at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers with a perspective from management on the financial condition, results of operations and liquidity of Retail Value Inc. and its related consolidated real estate subsidiaries (collectively, the “Company” or “RVI”) (NYSE: RVI) and other factors that may affect the Company’s future results.  The Company believes it is important to read the MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2019, as well as other publicly available information.

RVI is an Ohio company formed in December 2017 that, as of March 31, 2020, owned and operated a portfolio of 26 assets, composed of 14 continental U.S. assets and 12 assets in Puerto Rico.  These properties consisted of retail shopping centers composed of 10.2 million square feet of Company-owned gross leasable area (“GLA”) and were located in 10 states and Puerto Rico.  The Company’s continental U.S. properties and Puerto Rico properties each comprised approximately 50% of its total consolidated revenue for the three months ended March 31, 2020.  At March 31, 2020, the aggregate occupancy of the Company’s shopping center portfolio was 86.7%, and the average annualized base rent per occupied square foot was $15.65.

EXECUTIVE SUMMARY

The Company expects to focus on realizing value in its portfolio through operations and sales of its assets.  The Company primarily intends to use net asset sale proceeds first to repay mortgage debt, second to make distributions on account of the RVI Preferred Shares, up to the preference amount, and third to make distributions to holders of the Company’s common shares.

From January 1, 2020 through March 31, 2020, the Company sold the following assets (in thousands):

Date Sold	Property Name	City, State	Total Owned GLA	Gross Sales Price
1/15/20	Newnan Crossing (Excluding Lowe's parcel)	Newnan, GA	92	$11,600
2/19/20	Hamilton Commons	Mays Landing, NJ	403	60,000
2/26/20	Tucson Spectrum	Tucson, AZ	717	84,000
			1,212	$155,600

In March 2020, the World Health Organization categorized the novel coronavirus (“COVID-19”) as a pandemic, and it continues to spread throughout the United States and other countries across the world.  To limit the spread of COVID-19, federal, state and local governments have taken various actions including the issuance of stay-at-home orders, social distancing guidelines and ordering the temporary closure of non-essential businesses, including many of the Company’s tenants.  Accordingly, many of the Company’s tenants have adjusted, reduced or suspended operating activities.  In addition, SITE Centers, the Company’s manager, closed all of its offices in March 2020 and successfully transitioned to working remotely.  The ultimate impact of the pandemic and secondary social and economic effects on the Company's results of operations, financial position, liquidity and capital resources remains unclear and cannot be reasonably forecasted at this time.  For further discussion see “Liquidity, Capital Resources and Financing Activities” and “Economic Conditions” included in this section and Item 1A. Risk Factors in Part II of this Quarterly Report.

Manager

The Company entered into an external management agreement (the “External Management Agreement”) with SITE Centers Corp. (“SITE Centers”) which, together with various property management agreements, governs the fees, terms and conditions pursuant to which SITE Centers serves as the Company’s manager.  The Company does not have any employees.  In general, either the Company or SITE Centers may terminate these management agreements on June 30, 2020, or at the end of any six-month renewal period thereafter.

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

Pursuant to the property management agreements, the Company pays SITE Centers and certain of its subsidiaries a monthly property management fee in an aggregate amount of 3.5% and 5.5% of the gross revenue (as calculated in accordance with the terms of the property management agreements) of the Company’s continental U.S. properties and the Puerto Rico properties, respectively.

As a result of the impact of COVID-19 on property revenues, the Company has agreed to pay an affiliate of SITE Centers a supplemental fee for the six-month period ending December 31, 2020 (see Item 5. Other information in Part II of this Quarterly Report on Form 10-Q).  The property management agreements also provide for the payment to SITE Centers of certain leasing commissions and a disposition fee of 1% of the gross sales price of each asset sold by the Company.

COMPARISON OF 2020 AND 2019 RESULTS OF OPERATIONS

Where used, references to “Comparable Portfolio Properties” reflect shopping center properties owned as of March 31, 2020.

Revenues from Operations (in thousands)

	Three Months
	Ended March 31,
	2020	2019	$ Change
Rental income(A)	$50,330	$61,570	$(11,240)
Other income	39	41	(2)
Total revenues (B)(C)	$50,369	$61,611	$(11,242)
(A)	The following table summarize the key components of the 2020 rental income as compared to 2019:
	Three Months
	Ended March 31,
Contractual Lease Payments	2020	2019	$ Change
Base and percentage rental income(1)	$35,614	$44,603	$(8,989)
Recoveries from tenants(2)	12,896	14,949	(2,053)
Lease termination fees and ancillary rental income	2,678	2,167	511
Bad debt(3)	(858)	(149)	(709)
Total contractual lease payments	$50,330	$61,570	$(11,240)
(1)	The following tables presents the statistics for the Company’s portfolio affecting base and percentage rental revenues:

	Shopping Center Portfolio March 31,
	2020	2019
Centers owned	26	35
Aggregate occupancy rate	86.7%	88.4%
Average annualized base rent per occupied square foot	$15.65	$15.63

	Continental U.S. March 31,		Puerto Rico March 31,
	2020	2019	2020	2019
Centers owned	14	23	12	12
Aggregate occupancy rate	89.3%	91.0%	83.3%	83.3%
Average annualized base rent per occupied square foot	$13.00	$13.55	$19.85	$20.59

The decrease in the continental U.S. occupancy rate primarily was due to disposition of higher occupancy properties and a combination of tenant expirations and tenant bankruptcies.

(2)

Recoveries from Comparable Portfolio Properties were approximately 68.9% and 73.8% of reimbursable operating expenses and real estate taxes for the three months ended March 31, 2020 and 2019, respectively.  The overall decrease in the amount of recoveries from tenants related to the disposition of higher occupancy assets as noted in (C) below along with the impact of tenant expirations and vacancies in both the continental U.S. and Puerto Rico portfolios and conversions to gross leases in Puerto Rico.

(3)	The increase in bad debt in 2020 primarily was due to the impact of COVID-19 and related reserves for credit risk tenants.
(B)	The Company did not record $1.6 million of aggregate revenues for the three months ended March 31, 2019 because of lost tenant revenue attributable to Hurricane Maria for the Puerto Rico properties.
(C)	The changes in Total Revenues are composed of the following (in millions):
2020 vs. 2019
$ Change
Continental U.S.	$(12.0)
Puerto Rico	0.8
$(11.2)

2020 vs. 2019
$ Change
Comparable Portfolio Properties	$(1.0)
Disposition of shopping centers	(10.2)
$(11.2)

The decrease in Total Revenues for the Comparable Portfolio Properties primarily was due to the impact of COVID-19.  The Company recorded reductions in straight-line rent as well as the aforementioned increase in bad debt for credit risk tenants.

Expenses from Operations (in thousands)

	Three Months
	Ended March 31,
	2020	2019	$ Change
Operating and maintenance(A)	$11,062	$10,502	$560
Real estate taxes(A)	5,719	7,510	(1,791)
Property and asset management fees	4,876	5,816	(940)
Impairment charges(B)	15,910	6,090	9,820
Hurricane property insurance loss, net	—	183	(183)
General and administrative(C)	1,077	885	192
Depreciation and amortization(D)	16,470	19,355	(2,885)
	$55,114	$50,341	$4,773
(A)	The changes in Operating and Maintenance and Real Estate Taxes are composed of the following (in millions):
	2020 vs. 2019 $ Change
	Operating and Maintenance	Real Estate Taxes
Continental U.S.	$(0.7)	$(1.8)
Puerto Rico	1.3	—
	$0.6	$(1.8)

	2020 vs. 2019 $ Change
	Operating and Maintenance	Real Estate Taxes
Comparable Portfolio Properties	$1.5	$(0.3)
Disposition of shopping centers	(0.9)	(1.5)
	$0.6	$(1.8)

The increase in Operating and Maintenance for the Comparable Portfolio Properties was primarily a result of increased property insurance premiums.

(B)

The Company recorded impairment charges in 2020 and 2019 related to shopping centers marketed for sale.  Changes in (i) holding periods, (ii) various courses of action that may occur or (iii) an asset’s expected future undiscounted cash flows due to changes in market or leasing conditions each could result in the recognition of additional impairment charges.  Impairment charges are presented in Note 6, “Impairment Charges,” to the Company’s consolidated financial statements included herein.

(C)	Primarily represents legal, audit, tax and compliance services and director compensation.
(D)	The disposition of shopping centers accounts for $3.5 million in the reduction of depreciation expense.

Other Income and Expenses (in thousands)

	Three Months
	Ended March 31,
	2020	2019	$ Change
Interest expense, net(A)	$(7,292)	$(13,974)	$6,682
Debt extinguishment costs(B)	(3,965)	(14,482)	10,517
Other expense, net	334	(868)	1,202
Gain on disposition of real estate, net(C)	2,674	18,219	(15,545)
Tax expense	(73)	(175)	102
	$(8,322)	$(11,280)	$2,958
(A)

At March 31, 2020 and 2019, the interest rate of the Company’s mortgage loan was 3.8% and 4.8% per annum, respectively.  The decrease in interest expense primarily was due to both a reduction in the amount of debt outstanding and the interest rate.

Interest costs capitalized in conjunction with capital projects were $0.3 million for the three months ended March 31, 2019, primarily related to restoration work in Puerto Rico.

(B)

Debt extinguishment costs are incurred at the time of an asset sale in connection with a prepayment on the mortgage.  In 2019, included debt extinguishment costs of $12.7 million, which were recorded primarily in connection with the Company’s debt refinancing in March 2019.

(C)	Related to the sale of three assets for each of the three months ended March 31, 2020 and 2019, respectively.

Net Loss (in thousands)

	Three Months
	Ended March 31,
	2020	2019	$ Change
Net loss	$(13,067)	$(10)	$(13,057)

The increase in net loss primarily was attributable to the sale of assets and impairment charges partially offset by a decrease in debt extinguishment costs related to the debt refinancing in 2019.

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

The Company’s management recognizes the limitations of FFO and Operating FFO when compared to GAAP’s net income.  FFO and Operating FFO do not represent amounts available for dividends, capital replacement or expansion, debt service obligations or other commitments and uncertainties.  The Company’s management does not use FFO or Operating FFO as an indicator of the Company’s cash obligations and funding requirements for future commitments or redevelopment activities.  Neither FFO nor Operating FFO represents cash generated from operating activities in accordance with GAAP, and neither is necessarily indicative of cash available to fund cash needs.  Neither FFO nor Operating FFO should be considered an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity.  FFO and Operating FFO are simply used as additional indicators of the Company’s operating performance.  The Company believes that to further understand its performance, FFO and Operating FFO should be compared with the Company’s reported net income (loss) and considered in addition to cash flows determined in accordance with GAAP, as presented in its consolidated financial statements.  Reconciliations of these measures to their most directly comparable GAAP measure of net income (loss) have been provided below.

Reconciliation Presentation

FFO and Operating FFO were as follows (in thousands):

	Three Months
	Ended March 31,
	2020	2019	$ Change
FFO	$16,622	$7,190	$9,432
Operating FFO	20,253	24,348	(4,095)

The increase in FFO primarily was a result of debt extinguishment charges incurred in 2019 in connection with the refinancing of the Company’s mortgage loan, partially offset by the dilutive impact from the disposition of assets.  The decrease in Operating FFO primarily was due to asset sales.

The Company’s reconciliation of net loss to FFO and Operating FFO is as follows (in thousands).  The Company provides no assurances that these charges and income adjusted in the calculation of Operating FFO are non-recurring.  These charges and income could reasonably be expected to recur in future results of operations.

	Three Months
	Ended March 31,
	2020	2019
Net loss	$(13,067)	$(10)
Depreciation and amortization of real estate investments	16,453	19,329
Impairment of real estate assets	15,910	6,090
Gain on disposition of real estate	(2,674)	(18,219)
FFO	16,622	7,190
Hurricane activity, net(A)	—	1,808
Other expenses(B)	3,631	15,350
Non-operating items, net	3,631	17,158
Operating FFO	$20,253	$24,348
(A)	The hurricane activity, net is summarized as follows (in thousands):
Three Months
Ended March 31,
2019
Lost tenant revenue	$1,625
Clean up costs and other uninsured expenses	183
$1,808
(B)	Amounts included in other expenses as follows (in millions):
	Three Months
	Ended March 31,
	2020	2019
Transaction and other expenses, net	$(0.4)	$0.9
Debt extinguishment costs	4.0	14.5
	$3.6	$15.4

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company requires capital to fund its operating expenses, capital expenditures and investment activities.  Absent the occurrence of an Amortization Period (as described below), the Company’s capital sources may include cash flow from operations, as well as availability under its Revolving Credit Agreement (as defined below).

Although the Company has experienced a reduction in timely collections of April 2020 rent and may experience delays in the execution of its disposition strategy as a result of the COVID-19 pandemic, the Company believes that it has sufficient liquidity and capital resources to operate its business.  At March 31, 2020, the Company had an unrestricted cash balance of $92.4 million, restricted cash on deposit with its mortgage lender of $81.3 million and $30.0 million of availability under its Revolving Credit Agreement (subject to satisfaction of applicable borrowing conditions). Debt outstanding was $519.7 million at March 31, 2020.  The Company’s mortgage loan generally requires interest-only payments subject to maintenance of a minimum debt yield and has an initial maturity date of March 2021 with three one-year extensions at the Company’s option based on satisfaction of certain conditions.  Subject to the uncertain impact of COVID-19 on capital and transactions markets, the Company expects to utilize net asset sale proceeds to repay the principal of the mortgage loan and may utilize one or more of the loan’s existing extension options. No assurance can be provided that obligations outstanding under the mortgage loan will be repaid, extended or refinanced as currently anticipated.

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

As of March 31, 2020, the aggregate principal amount of the mortgage loan was $519.7 million.  The loan facility will mature on March 9, 2021, subject to three one-year extensions at the borrowers’ option conditioned upon, among other items, (i) an event of default shall not be continuing, (ii) in the case of the second one-year extension option, evidence that the Debt Yield (as defined and calculated in accordance with the loan agreement) equals or exceeds 13% and (iii) in the case of the third one-year extension option, evidence that the Debt Yield equals or exceeds 14%.

As of March 31, 2020, the weighted-average interest rate applicable to the notes was equal to one-month LIBOR plus a spread of 3.14% per annum, provided that such spread is subject to an increase of 0.25% per annum in connection with any exercise of the third extension option.  The Borrowers are required to maintain an interest rate cap with respect to the principal amount of the notes having (i) during the initial two-year term of the loan, a LIBOR strike rate equal to 4.5% and (ii) with respect to any extension period, a LIBOR strike rate that would result in a debt service coverage ratio of 1.20x based on the Mortgaged Properties.  Application of voluntary prepayments as described below will cause the weighted-average interest rate spread to increase over time.  At March 31, 2020, the interest rate applicable to the mortgage loan was 3.8%.

The loan facility is structured as an interest only loan throughout the initial two-year term and any exercised extension options.  As a result, so long as no Amortization Period (as described below) or event of default exists, any property cash flows available following payment of debt service and funding of certain required reserve accounts (including reserves for payment of real estate taxes, insurance premiums, ground rents, tenant improvements and capital expenditures) will be available to the borrowers to pay operating expenses and for other general corporate purposes.  An Amortization Period will be deemed to commence in the event the borrowers fail to achieve a Debt Yield of 10.0% at the end of any fiscal quarter.  The Debt Yield as of March 31, 2020, was 14.1%.  During the pendency of an Amortization Period, any property cash flows available following payment of debt service and the funding of certain reserve accounts (including the reserve accounts referenced above and additional reserves established for payment of approved operating expenses, SITE Centers management fees, certain public company costs, certain taxes and the minimum cash portion of required REIT distributions) shall be applied to the repayment of the notes.  During an Amortization Period, cash flow from the borrowers’ operations will be made available to the Company only to pay required REIT distributions in an amount equal to the minimum portion of required REIT distributions allowed by law to be paid in cash (currently 20%), with the remainder of required REIT distributions during an Amortization Period likely to be paid in common shares of the Company.

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

Voluntary prepayments made by the borrowers (including prepayments made with proceeds from asset sales and prepayments made with property cash flows following commencement of any Amortization Period) will be applied to tranches of notes (i) absent an event of default, in descending order of seniority (i.e., such prepayments will first be applied to the most senior tranches of notes) and (ii) following any event of default, in such order as the loan servicer determines in its sole discretion.  As a result, the Company expects that the weighted-average interest rate spread applicable to the notes will increase during the term of the loan facility.

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

The Company may redeem the RVI Preferred Shares, or any part thereof, at any time at a price payable per share calculated by dividing the number of RVI Preferred Shares outstanding on the redemption date into the difference of (x) $200 million minus (y) the aggregate amount of dividends previously distributed on the RVI Preferred Shares to be redeemed.  As of April 30, 2020, no dividends have been paid on the RVI Preferred Shares.

Common Share Dividends

The Company’s 2018 dividend was paid on January 25, 2019 and the Company’s 2019 dividend was paid on January 8, 2020, in each case in a combination of cash and the Company’s common shares.  See Note 8, “Earnings Per Share,” of the Company’s consolidated financial statements included herein.

Distributions of Puerto Rico sourced net taxable income to Company shareholders are subject to a 10% Puerto Rico withholding tax.  In 2018, the Company entered into a closing agreement with the Puerto Rico Department of Treasury which provides that the Company will be exempt from Puerto Rico income taxes so long as it qualifies as a REIT in the U.S. and distributes at least 90% of its

Puerto Rico net taxable income to its shareholders every year.  As such, in late 2018 and 2019 the Company’s Board of Directors declared common share dividends, subject to a 10% withholding tax, on account of taxable income generated in Puerto Rico in those years.  The amount of each dividend is expected to exceed the amount of REIT taxable income generated by the Company in the applicable year.  Accordingly, federal income taxes were not incurred by the REIT.

Dividend Distributions

The Company anticipates making distributions to holders of its common shares to satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income and excise tax (other than with respect to operations conducted through the Company’s TRS).  U.S. federal income tax law generally requires that a REIT distribute annually to holders of its capital stock at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income.  The Company generally intends to make distributions with respect to each taxable year in an amount at least equal to its REIT taxable income for such taxable year.  The Company also anticipates making future distributions to holders of its common shares in order to satisfy the requirements of its closing agreement with the Puerto Rico Department of Treasury in order to be exempt from Puerto Rico income taxes.  Although the Company expects to declare and pay distributions on or around the end of each calendar year, the Company’s Board of Directors will evaluate its dividend policy regularly particularly in light of the current and potential impacts of COVID-19.

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

Dispositions

For the three months ended March 31, 2020, the Company sold three shopping centers aggregating 1.2 million square feet, for an aggregate sales price of $155.6 million and net proceeds prior to debt repayment of $146.8 million.

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	Three Months
	Ended March 31,
	2020	2019
Cash flow provided by operating activities	$15,223	$11,524
Cash flow provided by investing activities	140,672	93,720
Cash flow used for financing activities	(165,554)	(107,327)

Changes in cash flow compared to the prior comparable period are described as follows:

Operating Activities: Cash provided by operating activities increased $3.7 million primarily due to reduction in interest expense and costs incurred with the March 2019 debt refinancing offset by a decrease in income due to asset sales.

Investing Activities:  Cash provided by investing activities increased $47.0 million primarily due to the following:

•	Increase in proceeds from dispositions of real estate of $41.0 million;
•	Decrease in payments for real estate improvements of $19.8 million and
•	Decrease in hurricane insurance proceeds of $13.8 million.

Financing Activities:  Cash used for financing activities increased by $58.2 million primarily due to the following:

•	Increase in debt repayments, net of proceeds and loan costs of $54.4 million and
•	Increase in dividends paid of $4.2 million.

CAPITALIZATION

At March 31, 2020, the Company’s capitalization consisted of $519.7 million of mortgage debt, $190.0 million of RVI Preferred Shares and $242.7 million of market equity (market equity is defined as common shares outstanding multiplied by $12.25, the closing price of the Company’s common shares on the New York Stock Exchange at March 31, 2020), resulting in a debt to total market capitalization ratio of 0.55 to 1.0, as compared to the ratio of 0.53 to 1.0 at March 31, 2019.  The closing price of the Company’s shares on the New York Stock Exchange was $31.17 at March 29, 2019, the last trading day of March.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company had aggregate outstanding mortgage indebtedness of $519.7 million at March 31, 2020 with a maturity of March 2021, subject to three one-year extension options.  In addition, the Company has two long-term ground leases in which it is the lessee.

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

Other Commitments

The Company has entered into agreements with general contractors related to its shopping centers having aggregate commitments of approximately $10.2 million at March 31, 2020.  These obligations, composed principally of construction contracts for the repair of the Puerto Rico properties, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow.  These contracts typically can be changed or terminated without penalty.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  At March 31, 2020, the Company had purchase order obligations, typically payable within one year, aggregating approximately $0.7 million related to the maintenance of its properties and general and administrative expenses.

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

As of March 31, 2020, the Company had expended $116 million in connection with repairing property damage caused by the hurricane.  The Company believes the insurance settlement proceeds received will be sufficient to complete its restoration efforts.  The Company anticipates that the repair and restoration work will be substantially complete in the second half of 2020.  The timing and schedule of additional repair work to be completed are highly dependent upon any changes in the scope of work, the availability of building materials, supplies and skilled labor. In addition, the timing of completing the remaining repair work could be delayed by orders made by the Puerto Rico government related to both stay-at-home directives and the temporary closure of non-essential businesses as a result of the COVID-19 pandemic.

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

ECONOMIC CONDITIONS

Portfolio Composition and Retail Environment. Though leasing prospects are heavily dependent on local conditions, in general, the Company continued to see modest demand from tenants for its continental U.S. space during January and February of 2020 before uncertainty and tenant concern around the COVID-19 pandemic caused a slow-down in lease activity in March 2020.  The Company’s portfolio has a diversified tenant base, with only three tenants whose annualized rental revenue equals or exceeds 3% of the Company’s annualized revenues at March 31, 2020 (Walmart/Sam’s Club at 6.5%; Bed Bath & Beyond, which includes Bed Bath & Beyond and Christmas Tree Shops, at 3.2% and PetSmart at 3.1%).  Other significant tenants include TJX Companies (T.J. Maxx, Marshalls and HomeGoods) and Best Buy, all of which have relatively strong financial positions, have outperformed other retail categories on a relative basis over time and we believe remain well capitalized. Historically, these tenants have provided a stable revenue base, and we believe that they will continue to provide a stable revenue base going forward, given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus on value, convenience and service, which the Company believes will enable many of its tenants to succeed under a variety of economic conditions.  The Company recognizes the risks posed by current economic conditions but believes that the diversity of its properties and the credit quality of its tenant base should enable it to navigate through a potentially challenging economic environment.

The shopping center portfolio’s occupancy was 86.7% and 88.4% at March 31, 2020 and 2019, respectively.  The net decrease in the rate primarily was attributed to the sale of assets having higher occupancy rates and a combination of tenant expirations.  The total portfolio average annualized base rent per occupied square foot was $15.65 at March 31, 2020, as compared to $15.63 at March 31, 2019.

At March 31, 2020, the Company owned 12 assets on the island of Puerto Rico aggregating 4.4 million square feet, representing 43% of Company-owned GLA and approximately 50% of both the Company’s total consolidated revenue and the Company’s total consolidated revenue less operating expenses (i.e., net operating income) for the three months ended March 31, 2020.  The Company believes that the tenants at its Puerto Rico assets (many of which are high-quality continental U.S. retailers, such as Walmart/Sam’s Club and the TJX Companies (T.J. Maxx and Marshalls)) typically cater to the local consumer’s desire for value, convenience and day-to-day necessities.  Nevertheless, there is continued concern about the strength of the Puerto Rican economy, the ability of the government of Puerto Rico to meet its financial obligations and the impact of the territory’s ongoing bankruptcy and debt restructuring process on the economy of Puerto Rico.  The impact of Hurricane Maria in Puerto Rico further exacerbated these concerns.  See Item

1A. “Risk Factors– Geographic Concentration of the Company’s Properties Makes It Vulnerable to Natural Disasters, Extreme Weather Conditions and Climate Change.  An Uninsured Loss or a Loss That Exceeds the Limits of the Company’s Insurance Policies Could Subject the Company to a Loss of Capital and Revenue” in the Company’s Annual Report on 10-K for the year ended December 31, 2019.

The retail sector continues to be affected by increasing competition, including the impact of e-commerce.  These dynamics are expected to continue to lead to tenant bankruptcies, closures and store downsizing.  Some conventional department stores and national chains have announced bankruptcies, store closures and/or reduced expansion plans in recent years leading to a smaller overall number of tenants requiring large store formats. The loss of a tenant or downsizing of space can adversely affect the Company.  See Item 1A. “Risk Factors – The Economic Performance and Value of the Company’s Shopping Centers Depend on Many Factors, Each of Which Could Have an Adverse Impact on the Company’s Cash Flows and Operating Results” in the Company’s Annual Report on 10-K for the year ended December 31, 2019.

In addition to the impacts of increased competition, e-commerce and adverse conditions in Puerto Rico, beginning in March 2020, the retail sector has been significantly impacted by the outbreak of COVID-19. Though the impact of COVID-19 on tenant operations has varied by tenant category, local conditions and applicable government mandates, a significant number of the Company’s tenants have experienced a drastic reduction in sales and foot traffic and many tenants have been forced to limit their operations or close their businesses for a period of time. As monthly rents are generally due from tenants at the beginning of each month, the outbreak of COVID-19 had a relatively minimal impact on the Company’s collection of March 2020 rents, but it has had a significant impact on collection of April 2020 rents. Discussions with individual tenants that failed to satisfy their April rent obligations are underway. Though the outcome of these discussions is expected to vary from tenant to tenant, the Company expects that it may enter into rent-deferral arrangements with some tenants, including smaller local operators, whose operations have been significantly impacted by COVID-19.  It is also unclear to what extent, if any, the Company or its tenants will be able to mitigate the impact of COVID-19 on their operations through business interruption insurance coverage.

While the Company is unable to forecast the resolution of tenant relief and abatement claims, the degree to which similar requests and claims may be made by tenants in subsequent months or the duration of the disruption to tenant and Company operations caused by the COVID-19 pandemic, the Company expects that its results of operations will be adversely impacted by the outbreak and its impact on the economy.  Additionally, the outbreak of the COVID-19 pandemic has resulted in a slow-down in the volume of new leasing activity and in delivery and rent commencement with respect to newly-leased space, and may ultimately lead to tenant closures and bankruptcies which may further adversely impact the Company’s results of operations in the future.

Disposition Outlook. In addition to its goal of maximizing cash flow from property operations, the Company seeks to realize profits through the regular sale of assets to a variety of buyers.  The market upon which this aspect of the business plan relies has recently been characterized as liquid but fragmented, with a wide range of generally small, non-institutional investors.  While some investors do not require debt financing, many seek to capitalize on leveraged returns using mortgage financing at interest rates well below the initial asset-level returns implied by disposition prices.  In addition to small, often local buyers, the Company also plans to transact with mid-sized institutional investors, some of which are domestic and foreign publicly traded companies.  Many larger domestic institutions, such as pension funds and insurance companies that were traditionally large buyers of retail real estate assets, have generally become less active participants in retail transaction markets over the last several years.  Lower participation of institutions and a generally smaller overall buyer pool has resulted in some level of pressure on asset prices, particularly for larger properties, though this impact remains highly heterogeneous and varies widely by market and specific assets.  Asset prices for retail real estate in Puerto Rico remain highly uncertain due to lack of transaction activity since Hurricane Maria.

The recent outbreak of COVID-19 has created uncertainty with respect to the timing and ability of the Company to execute the disposition portion of its business plan. Beginning in March 2020, many prospective purchasers have delayed or suspended their acquisition activities due to, among other factors, the uncertainty of tenant operations and the availability and terms of financing. Purchasers’ expectations with respect to economic returns from future investments in retail real estate may also be impacted by uncertainties caused by COVID-19. Although the Company believes that the outbreak of COVID-19 may have an adverse effect on the timing and pricing of disposition activity, the Company is currently unable to predict the magnitude of such impact.

For additional risks relating to the outbreak of COVID-19, see Item 1A. Risk Factors in Part II of this Quarterly Report on Form 10-Q.

New Accounting Standards

New Accounting Standards are more fully described in Note 1, “Nature of Business and Financial Statement Presentation,” to the Company’s consolidated financial statements.

FORWARD-LOOKING STATEMENTS

MD&A should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this report.  Historical results and percentage relationships set forth in the Company’s consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.  The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), both as amended, with respect to the Company’s expectations for future periods.  Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations.  Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.  For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements.  Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements.  Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements.  For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements.  See Item 1A. Risk Factors in the Company’s Annual Report on 10-K for the year ended December 31, 2019 and of this Quarterly Report on Form 10-Q.  The impact of the COVID-19 may also exacerbate the risks discussed therein and herein, any of which could have a material effect of the Company.

Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•

The Company may be unable to dispose of properties on favorable terms or at all, especially (i) in markets or regions experiencing deteriorating economic conditions, (ii) with respect to properties anchored by tenants experiencing financial challenges and (iii) during periods of diminished demand for commercial real estate assets, whether caused by public health crises, other social disruptions or otherwise.  In addition, real estate investments can be illiquid, particularly as prospective buyers may experience increased costs of financing or difficulties obtaining financing due to local, national or global conditions;

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

•	Sufficiency and timing of any insurance recovery payments related to damages from extreme weather conditions;
•	The Company and its tenants could be negatively affected by the impacts of pandemics and other public health crises, including the recent outbreak of COVID-19;
•	The Company is subject to potential environmental liabilities;
•	The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its properties;
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

The Company’s primary market risk exposure is interest rate risk.  At March 31, 2020 and 2019, the Company’s outstanding indebtedness was composed of all variable-rate debt.  At March 31, 2020, the Company’s carrying value of the variable-rate debt was $505.8 million and its fair value was $524.8 million.  At December 31, 2019, the Company’s carrying value of the variable-rate debt was $655.8 million and its fair value was $682.2 million.  If interest rates were to increase by 1.00%, or 100 basis-points, the fair value of the debt would be $524.6 million and $681.9 million at March 31, 2020 and December 31, 2019, respectively. The sensitivity to changes in interest rates of the Company’s variable-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.  A 100 basis-point increase in short-term market interest rates on variable-rate debt at March 31, 2020, would result in an increase in interest expense of approximately $1.3 million for the three-month period ended March 31, 2020.

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

The Company intends to continually monitor and actively manage interest costs on any variable-rate debt portfolio and may enter into swap positions or interest rate caps.  Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of March 31, 2020, the Company had no other material exposure to market risk.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b), of the effectiveness of the Company’s disclosure controls and procedures.  Based on their evaluation as required, the CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2020, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of March 31, 2020, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

For the three months ended March 31, 2020, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Reference is made to Part 1, Item 1A. “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  The risk factor set forth below updates, and should be read together with, such risk factors.  Furthermore, the impact of COVID-19 may also exacerbate the risks discussed therein, any of which could have a material effect on the Company.

The Recent Outbreak of a Novel Coronavirus (COVID-19) Has Had, and Will Likely Continue to Have, a Significant Impact on the Company and its Tenants’ Businesses.

The Company’s business and the businesses of its tenants have been, and are likely to continue to be, significantly impacted by the recent outbreak of a novel coronavirus (COVID-19) and the public perception of and reaction to the related risks. Beginning in March 2020, the outbreak of COVID-19 has resulted in the closure of many tenant businesses and has substantially reduced foot traffic to other tenant businesses. Such events have adversely impacted many tenants’ sales and operations and may adversely affect their ability to finance their businesses and satisfy their obligations, including rent owed to the Company. The Company has received a substantial number of tenant requests for rent relief and claims for abatement with respect to monthly rent for April 2020 and beyond, and the Company’s results of operations are likely to be adversely impacted as a result thereof.  The timing of tenant store re-openings and resumption of normalized business activity levels remains uncertain and may be adversely impacted by disruptions in inventory supply chains from local and international suppliers, staffing challenges and the public’s perception of continued health risks relating to COVID-19. Furthermore, the outbreak of COVID-19 may cause prospective tenants to abandon or delay new store growth plans or choose to lease fewer spaces, which could lead to a decline in leasing volume and diminished demand and rents for the Company’s properties. Such events may also increase the risk of delays in completing tenant build-outs, delivering space to new tenants and achieving rent commencement dates with respect to recently executed leases. Additionally, the impacts of COVID-19 may cause one or more existing tenants to file for bankruptcy protection.  The Company may not be able to recover any amounts from insurance carriers in order to mitigate the impact of lost tenant revenues.

Moreover, the outbreak of COVID-19 has significantly limited the ability of the employees of the Company’s manager to access the manager’s offices and properties, which could adversely impact the manager’s ability to manage the Company’s properties and complete other operating and administrative functions that are important to the Company’s business. Efforts by the employees of the Company’s manager to work remotely could also expose the Company to additional risks, such as increased cybersecurity risk.

In addition to the impacts and uncertainties listed above, the outbreak of COVID-19 could result in other companies and funds invested in commercial real estate assets curtailing or abandoning planned acquisition or development activity, which in turn could adversely impact the Company’s ability to market its remaining properties for sale and the level of pricing and demand for such properties by potential buyers. A decrease in the expected level of pricing for the Company’s assets could also result in the recognition of impairment charges. Furthermore, the outbreak of COVID-19 could continue to negatively affect global capital markets, which, in turn, could negatively affect the Company’s ability, and the ability of potential buyers of real estate assets, to obtain necessary financing on favorable terms, or at all.

Any of the foregoing risks, or related risks that the Company is unable to predict due to changing circumstances relating to COVID-19, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

On April 29, 2020, the Company entered into an agreement (the “Agreement”) with JDN Development Company, an affiliate of SITE Centers, in order to address the impact of COVID-19 on the level of property management fees payable to affiliates of SITE Centers (collectively, the “Manager”) beginning on July 1, 2020.  Pursuant to the terms of the existing property management agreements between affiliates of the Company and the Manager, the property management fee is determined on each July 1 and January 1 based on gross revenues received at the Company’s properties during the three-month period immediately preceding such determination date. In order to offset the impact of reduced property collections during the three-month period preceding July 1, 2020 on the property management fee, the Agreement provides that beginning on July 1, 2020, the Company will pay JDN Development Company a monthly supplemental fee in an amount equal to (i) the average monthly property management fee paid during 2019 with respect to the properties owned by the Company and its subsidiaries as of April 1, 2020 (which amount is $789,126) minus (ii) the monthly property management fee determined on July 1, 2020 for the remaining six months of 2020 in accordance with the existing property management agreements. The foregoing description of the Agreement is qualified in its entirety by reference to Exhibit 10.1 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 6.	EXHIBITS
10.1	Agreement dated April 29, 2020 between Retail Value Inc. and JDN Development Company[2]

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[2]

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[2]

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

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[2]

101.SCH	XBRL Taxonomy Extension Schema Document [2]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [2]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [2]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document [2]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [2]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, has been formatted in Inline XBRL.
1	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.
2	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i)  Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii)  Consolidated Statements of Operations and Other Comprehensive Loss for the Three Months Ended March 31, 2020 and 2019, (iii) Consolidated Statements of Equity for the Three Months Ended March 31, 2020 and 2019, (iv)  Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Retail Value Inc.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer (Authorized Officer)
Date: May 1, 2020