Form 10-Q
period 2020-06-30
Retail Value Inc.
filed 2020-08-05
CIK 1735184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the registrant had 19,829,264 shares of common stock, $0.10 par value per share, outstanding.

Retail Value Inc.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED June 30, 2020

Retail Value Inc.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share amounts)

	June 30, 2020	December 31, 2019
Assets
Land	$464,876	$522,393
Buildings	1,205,401	1,380,984
Fixtures and tenant improvements	137,586	152,426
	1,807,863	2,055,803
Less: Accumulated depreciation	(622,100)	(670,509)
	1,185,763	1,385,294
Construction in progress	6,962	2,017
Total real estate assets, net	1,192,725	1,387,311
Cash and cash equivalents	99,176	71,047
Restricted cash	93,172	112,246
Accounts receivable	31,884	25,195
Other assets, net	22,303	30,888
	$1,439,260	$1,626,687
Liabilities and Equity
Mortgage indebtedness, net	$506,688	$655,833
Payable to SITE Centers	280	105
Accounts payable and other liabilities	41,343	53,789
Dividends payable	—	39,057
Total liabilities	548,311	748,784
Commitments and contingencies (Note 5)
Redeemable preferred equity	190,000	190,000
Retail Value Inc. shareholders' equity
Common shares, with par value, $0.10 stated value; 200,000,000 shares authorized; 19,816,476 and 19,052,592 shares issued at June 30, 2020 and December 31, 2019, respectively	1,982	1,905
Additional paid-in capital	720,893	692,871
Accumulated distributions in excess of net loss	(21,910)	(6,857)
Less: Common shares in treasury at cost: 454 shares at June 30, 2020 and December 31, 2019	(16)	(16)
Total equity	700,949	687,903
	$1,439,260	$1,626,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited, in thousands, except per share amounts)

	Three Months
	Ended June 30,
	2020	2019
Revenues from operations:
Rental income	$39,299	$58,875
Business interruption income	—	2,000
Other (expense) income	(7)	10
	39,292	60,885
Rental operation expenses:
Operating and maintenance	9,627	10,401
Real estate taxes	5,483	7,169
Property and asset management fees	4,890	5,819
Impairment charges	10,910	7,110
Hurricane property insurance income, net	—	(3,814)
General and administrative	924	1,058
Depreciation and amortization	14,211	18,378
	46,045	46,121
Other (expense) income:
Interest expense, net	(5,660)	(10,846)
Debt extinguishment costs	(12)	(2,927)
Gain on disposition of real estate, net	10,958	12,946
	5,286	(827)
(Loss) income before tax expense	(1,467)	13,937
Tax expense	(519)	(320)
Net (loss) income	$(1,986)	$13,617
Comprehensive (loss) income	$(1,986)	$13,617

Per share data:
Basic and diluted	$(0.10)	$0.72

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited, in thousands, except per share amounts)

	Six Months
	Ended June 30,
	2020	2019
Revenues from operations:
Rental income	$89,629	$120,445
Business interruption income	—	2,000
Other income	32	51
	89,661	122,496
Rental operation expenses:
Operating and maintenance	20,689	20,903
Real estate taxes	11,202	14,679
Property and asset management fees	9,766	11,635
Impairment charges	26,820	13,200
Hurricane property insurance income, net	—	(3,631)
General and administrative	2,001	1,943
Depreciation and amortization	30,681	37,733
	101,159	96,462
Other (expense) income:
Interest expense, net	(12,952)	(24,820)
Debt extinguishment costs	(3,977)	(17,409)
Other income (expense), net	334	(868)
Gain on disposition of real estate, net	13,632	31,165
	(2,963)	(11,932)
(Loss) income before tax expense	(14,461)	14,102
Tax expense	(592)	(495)
Net (loss) income	$(15,053)	$13,607
Comprehensive (loss) income	$(15,053)	$13,607

Per share data:
Basic and diluted	$(0.76)	$0.72

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands)

	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Loss	Treasury Stock at Cost	Total
Balance as of December 31, 2019	$1,905	$692,871	$(6,857)	$(16)	$687,903
Issuance of common shares related to stock dividends	77	28,022	—	—	28,099
Net loss	—	—	(13,067)	—	(13,067)
Balance, March 31, 2020	1,982	720,893	(19,924)	(16)	702,935
Net loss	—	—	(1,986)	—	(1,986)
Balance, June 30, 2020	$1,982	$720,893	$(21,910)	$(16)	$700,949

	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Loss	Treasury Stock at Cost	Total
Balance as of December 31, 2018	$1,846	$675,566	$(15,153)	$(6)	$662,253
Issuance of common shares related to stock dividend	58	17,205	—	—	17,263
Repurchase of common shares	—	—	—	(3)	(3)
Adoption of ASC Topic 842 (Leases)	—	—	700	—	700
Dividends declared	—	—	(44)	—	(44)
Net loss	—	—	(10)	—	(10)
Balance, March 31, 2019	1,904	692,771	(14,507)	(9)	680,159
Issuance of common shares related to stock dividend	—	(106)	—	—	(106)
Repurchase of common shares	—	—	—	(1)	(1)
Net income	—	—	13,617	—	13,617
Balance, June 30, 2019	$1,904	$692,665	$(890)	$(10)	$693,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months
	Ended June 30,
	2020	2019
Cash flow from operating activities:
Net (loss) income	$(15,053)	$13,607
Adjustments to reconcile net (loss) income to net cash flow provided by operating activities:
Depreciation and amortization	30,681	37,733
Amortization and write-off of above- and below-market leases, net	(587)	(641)
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	5,500	10,490
Gain on disposition of real estate, net	(13,632)	(31,165)
Property insurance proceeds in excess of receivable	—	(3,972)
Impairment charges	26,820	13,200
Loss on debt extinguishment	—	175
Interest rate hedging activities	—	1,152
Net change in accounts receivable	(8,721)	3,065
Net change in accounts payable and other liabilities	(7,881)	(6,823)
Net change in other operating assets	3,083	4,756
Total adjustments	35,263	27,970
Net cash flow provided by operating activities	20,210	41,577
Cash flow from investing activities:
Real estate improvements to operating real estate	(13,053)	(49,395)
Proceeds from disposition of real estate	167,452	247,297
Hurricane property insurance proceeds	—	33,750
Net cash flow provided by investing activities	154,399	231,652
Cash flow from financing activities:
Proceeds from mortgage debt	—	900,000
Repayment of mortgage debt, including repayment costs	(154,596)	(1,113,855)
Payment of debt issuance costs	—	(11,889)
Dividends paid	(10,958)	(6,847)
Net cash flow used for financing activities	(165,554)	(232,591)

Net increase in cash, cash equivalents and restricted cash	9,055	40,638
Cash, cash equivalents and restricted cash, beginning of period	183,293	111,199
Cash, cash equivalents and restricted cash, end of period	$192,348	$151,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.	Nature of Business and Financial Statement Presentation

Nature of Business

Retail Value Inc. and its related consolidated real estate subsidiaries (collectively, the “Company” or “RVI”) were formed in December 2017 and owned 48 properties, comprised of 36 continental U.S. assets and 12 Puerto Rico assets, at the time of their separation from SITE Centers Corp. (“SITE Centers”) on July 1, 2018.  As of June 30, 2020, RVI owned 25 properties that included 13 continental U.S. assets and 12 Puerto Rico assets comprising 9.9 million square feet of gross leasable area (“GLA”) and located in 10 states and Puerto Rico.  These properties serve as direct or indirect collateral for a mortgage loan which, as of June 30, 2020, had an aggregate principal balance of $519.7 million.

In connection with RVI’s separation from SITE Centers, SITE Centers retained 1,000 shares of RVI’s series A preferred stock having an aggregate dividend preference equal to $190 million, which amount may increase by up to an additional $10 million depending on the amount of aggregate gross proceeds generated by RVI asset sales.

On July 1, 2018, the Company and SITE Centers also entered into an external management agreement (the “External Management Agreement”) which, together with various property management agreements, governs the fees, terms and conditions pursuant to which SITE Centers manages RVI and its properties.  SITE Centers provides RVI with day-to-day management, subject to supervision and certain discretionary limits and authorities granted by the RVI Board of Directors.  The Company does not have any employees.  In general, either SITE Centers or RVI may terminate the management agreements on December 31, 2020, or at the end of any six-month renewal period thereafter.  SITE Centers and RVI also entered into a tax matters agreement that governs the rights and responsibilities of the parties following RVI’s separation from SITE Centers with respect to various tax matters and provides for the allocation of tax-related assets, liabilities and obligations.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the year.  The Company considered impacts to its estimates related to the COVID-19 pandemic, as appropriate, within its unaudited condensed consolidated financial statements and there may be changes to those estimates in future periods.  The Company believes that its accounting estimates are appropriate after giving consideration to the increased uncertainties surrounding the severity and duration of the COVID-19 pandemic.  Actual results could differ from those estimates.

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented.  The results of operations for the three and six months ended June 30, 2020 and 2019, are not necessarily indicative of the results that may be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Six Months
	Ended June 30,
	2020	2019
Accounts payable related to construction in progress	$4.1	$11.8
Stock dividends	28.1	17.2

New Accounting Standards

Accounting for Credit Losses

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued an amendment on measurement of credit losses on financial assets held by a reporting entity at each reporting date (Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses, “Topic 326”).  The guidance requires the use of a new current expected credit loss ("CECL") model in estimating allowances for doubtful accounts with respect to accounts receivable, straight-line rents receivable and notes receivable.  The CECL model requires that the Company estimate its lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the estimated net amounts expected to be collected.  This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2019.  In November 2018, the FASB issued ASU 2018-19 to clarify that operating lease receivables, including straight-line rent receivables, recorded by lessors are explicitly excluded from the scope of Topic 326.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Impact of the COVID-19 Pandemic on Revenue and Receivables

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the impact of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated with the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A clarifies that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of the COVID-19 pandemic on lessees is a lease modification under Topic 842, Leases. Instead, an entity that elects not to evaluate whether a concession directly related to the impact of the COVID-19 pandemic is a modification can then elect whether to apply the modification guidance (i.e. assume the relief was always contemplated by the contract or assume the relief was not contemplated by the contract). Both lessees and lessors may make this election. The Company has elected not to apply lease modification accounting to lease amendments in which the total amount of rent due under the lease is substantially the same and there has been no increase in the lease term.  A majority of the Company’s concession amendments within this category provide for the deferral of rental payments to a later date within the remaining lease term.  In addition, if abatements are granted as part of a lease amendment, the Company has elected to not treat the abatements as variable rent and instead will record the concession’s impact over the tenant’s remaining lease term on a straight-line basis. Modifications to leases that involve an increase in the lease term have been treated as a lease modification.

Beginning in March 2020, the retail sector within the continental U.S. has been significantly impacted by the outbreak of COVID-19.  Though the impact of the COVID-19 pandemic on tenant operations has varied by tenant category, local conditions and applicable government mandates, a significant number of the Company’s tenants have experienced a reduction in sales and foot traffic, and many tenants were forced to limit their operations or close their businesses for a period of time.  As of July 31, 2020, approximately 93% of the Company’s tenants were open for business, up from a low of approximately 34% in early April 2020.  The outbreak of COVID-19 had a relatively minimal impact on the Company’s collection of rents for the first quarter of 2020, but it had a significant impact on collection of second quarter rents.  As of July 31, 2020, the Company’s tenants had paid approximately 63% of aggregate base rents for the second quarter.  The Company has engaged in discussions with many tenants that failed to satisfy all or a portion of their rent obligations during the second quarter of 2020 and has agreed to terms on rent-deferral arrangements and other lease modifications with a number of tenants.  The Company had net contractual tenant accounts receivable of $12.2 million at June 30, 2020, related to second quarter rental revenues.  Such tenants with agreed upon deferral, abatement or lease modification arrangements represent approximately 14% of aggregate base rents for the second quarter. The Company continues to evaluate its options with respect to tenants with which the Company has not reached satisfactory resolution of unpaid rents and has commenced collections actions against several tenants.  For those tenants where the Company is unable to assert that collection of amounts due over the lease term is probable, regardless if the Company has entered into a deferral agreement to extend the payment terms, the Company has categorized these tenants on the cash basis of accounting.  As a result, no rental income is recognized from such tenants once they have been placed on the cash basis of accounting until payments are received and all existing accounts receivable relating to these tenants have been reserved in full, including straight-line rental income.  The Company will remove the cash basis designation and resume recording rental income from such tenants during the period earned at such time it believes collection from the tenants is probable based upon a demonstrated payment history or recapitalization event.

During the three months ended June 30, 2020, tenants on the cash basis of accounting and other related reserves, resulted in a reduction of rental income of $4.9 million.  In addition, while the Company reported an additional reduction in contractual rental payments due from tenants of approximately $1.3 million, as compared to pre-modification payments due to the impact of lease modifications, an increase in straight-line rent largely offset the impact on net income.  The aggregate amount of uncollectible revenue reported during the quarter primarily was due to the impact of the COVID-19 pandemic.
2.	Other Assets, net

Other Assets, net consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Intangible assets:
In-place leases, net	$4,618	$5,882
Above-market leases, net	603	908
Lease origination costs, net	649	949
Tenant relationships, net	6,623	10,120
Total intangible assets, net(A)	12,493	17,859
Operating lease ROU assets	1,613	1,714
Other assets:
Prepaid expenses	7,870	11,023
Other assets	327	292
Total other assets, net	$22,303	$30,888

Below-market leases, net (other liabilities)	$16,373	$20,042
(A)

The Company recorded amortization expense related to its intangibles, excluding above- and below-market leases, of $0.7 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively and $1.6 million and $2.9 million for the six months ended June 30, 2020 and 2019, respectively.

3.	Indebtedness

Mortgage Indebtedness

The Company has a mortgage loan, which had an outstanding aggregate principal amount of $519.7 million at June 30, 2020 and which is secured, directly and indirectly, by all of its properties.  The loan facility will mature on March 9, 2021, subject to three one-year extensions at borrowers’ option based on certain conditions of the agreement.  At June 30, 2020, the interest rate of the Company’s mortgage loan was 3.3% per annum.  The interest rate on the mortgage loan is equal to the one-month LIBOR plus a spread of 3.14% per annum as of June 30, 2020, provided that such spread is subject to an increase of 0.25% per annum in connection with any exercise of the third extension option.  Application of voluntary prepayments will cause the weighted-average interest rate spread to increase over time.

As of June 30, 2020, the Company was in compliance with all provisions of the loan agreements, and the Company believes that it would have qualified to exercise the loan’s initial extension option in the event the extension option had been exercisable at June 30, 2020. The Company expects to be in compliance with all provisions of the loan agreements on the initial extension date.  As of the date of issuance of the interim consolidated financial statements, in the event that amounts remain outstanding on the loan’s maturity date, management’s intent is to exercise the initial extension option upon maturity.

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

At June 30, 2020, there were no amounts outstanding under the Revolving Credit Agreement.
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

Considerable judgment is necessary to develop estimated fair values of financial instruments.  Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The carrying amount of debt was $506.7 million and $655.8 million at June 30, 2020 and December 31, 2019, respectively.  The fair value of debt was $517.6 million and $682.2 million at June 30, 2020 and December 31, 2019, respectively.
5.	Commitments and Contingencies

Hurricane Loss

In 2017, Hurricane Maria made landfall in Puerto Rico.  At the time of the hurricane, the Company owned 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA, which sustained varying degrees of damage.  In August 2019, the Company reached a settlement with its insurer with respect to the Company’s claims relating to the hurricane damage.  The Company continued to own these Puerto Rico assets at June 30, 2020.

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

The following table presents information about the fair value of real estate that was impaired and therefore measured on a fair value basis, along with the related impairment charge, for the six months ended June 30, 2020.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
June 30, 2020
Long-lived assets held and used	$—	$—	$181.4	$181.4	$26.8

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions):

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value at June 30, 2020	Valuation Technique	Unobservable Inputs	Range
Long-lived assets held and used	$93.8	Income Capitalization Approach	Market Capitalization Rate	9.8%-12.3%
	87.6	Indicative Bid(A)	Indicative Bid(A)	N/A
(A)

Fair value measurements based upon indicative bids were developed by third-party sources (including offers and comparable sales values), subject to SITE Centers’ corroboration for reasonableness.  The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated values.

7.	Transactions with SITE Centers

The following table presents fees and other amounts charged by SITE Centers (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Property management fees(A)	$2,566	$2,999	$5,118	$5,995
Asset management fees (B)	2,324	2,820	4,648	5,640
Leasing commissions(C)	473	673	1,704	1,445
Maintenance services and other(D)	341	377	682	755
Disposition fees(E)	210	1,515	1,766	2,614
Credit facility guaranty and debt refinancing fees(F)	—	—	—	1,800
Legal fees(G)	92	200	185	357
	$6,006	$8,584	$14,103	$18,606

(A)

Property management fees are generally calculated based on a percentage of tenant cash receipts collected during the three months immediately preceding the most recent June 30 or December 31 (See discussion below).

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

In April 2020, the Company entered into an agreement (the “Agreement”) with an affiliate of SITE Centers in order to address the impact of the COVID-19 pandemic on the level of property management fees beginning on July 1, 2020 through December 31, 2020.  Pursuant to the terms of the Company’s existing property management agreements with SITE Centers, the property management fees are determined on each July 1 and January 1 based on gross property revenues received during the three-month period immediately preceding such determination date.  Property collections during the second quarter of 2020 were adversely impacted by the COVID-19 pandemic and resulted in aggregate monthly management fees calculated in accordance with the existing property management agreements of $435,702 for the last six months of 2020 as compared to aggregate monthly management fees of $789,126 paid during 2019 on account of the same properties owned by the Company and its subsidiaries as of April 1, 2020.  The Agreement provides that during the six-month period beginning on July 1, 2020, the Company will pay JDN Development Company (an affiliate of SITE Centers) a monthly supplemental fee of $353,424 thereby causing the sum of the monthly property management fees payable for the remaining six months of 2020 and the monthly supplemental fee to equal the amount of monthly fees paid during 2019 on account of the same properties owned by the Company and its subsidiaries as of April 1, 2020.

8.	Earnings Per Share

The following table provides the net (loss) income and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding, and “diluted” EPS (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Numerators – Basic and Diluted
Net (loss) income attributable to common shareholders after allocation to participating securities	$(1,986)	$13,617	$(15,053)	$13,607
Denominators – Number of Shares
Basic and Diluted—Average shares outstanding	19,816	19,043	19,782	18,963
(Loss) income Per Share:
Basic and Diluted	$(0.10)	$0.72	$(0.76)	$0.72

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

The Company has two reportable operating segments: continental U.S. and Puerto Rico.  The table below presents information about the Company’s reportable operating segments (in thousands):

	Three Months Ended June 30, 2020
	Continental U.S.	Puerto Rico	Other	Total
Lease revenue and other property revenue	$19,051	$20,241		$39,292
Rental operation expenses	(7,054)	(8,056)		(15,110)
Net operating income	11,997	12,185		24,182
Property and asset management fees	(2,417)	(2,473)		(4,890)
Impairment charges	(10,910)			(10,910)
Depreciation and amortization	(6,961)	(7,250)		(14,211)
Unallocated expenses(A)			$(6,596)	(6,596)
Gain on disposition of real estate, net	10,958			10,958
Loss before tax expense				$(1,467)

	Three Months Ended June 30, 2019
	Continental U.S.	Puerto Rico	Other	Total
Lease revenue and other property revenue	$35,071	$25,814		$60,885
Rental operation expenses	(10,114)	(7,456)		(17,570)
Net operating income	24,957	18,358		43,315
Property and asset management fees	(3,227)	(2,592)		(5,819)
Impairment charges	(7,110)			(7,110)
Hurricane property insurance income, net		3,814		3,814
Depreciation and amortization	(11,794)	(6,584)		(18,378)
Unallocated expenses(A)			$(14,831)	(14,831)
Gain on disposition of real estate, net	12,946			12,946
Income before tax expense				$13,937

	Six Months Ended June 30, 2020
	Continental U.S.	Puerto Rico	Other	Total
Lease revenue and other property revenue	$44,006	$45,655		$89,661
Rental operation expenses	(15,331)	(16,560)		(31,891)
Net operating income	28,675	29,095		57,770
Property and asset management fees	(4,835)	(4,931)		(9,766)
Impairment charges	(26,820)			(26,820)
Depreciation and amortization	(16,191)	(14,490)		(30,681)
Unallocated expenses(A)			$(18,596)	(18,596)
Gain on disposition of real estate, net	13,632			13,632
Loss before tax expense				$(14,461)

As of June 30, 2020:
Total gross real estate assets	$726,607	$1,088,218		$1,814,825

	Six Months Ended June 30, 2019
	Continental U.S.	Puerto Rico	Other	Total
Lease revenue and other property revenue	$72,063	$50,433		$122,496
Rental operation expenses	(20,967)	(14,615)		(35,582)
Net operating income	51,096	35,818		86,914
Property and asset management fees	(6,450)	(5,185)		(11,635)
Impairment charges	(13,200)			(13,200)
Hurricane property insurance income		3,631		3,631
Depreciation and amortization	(24,395)	(13,338)		(37,733)
Unallocated expenses(A)			$(45,040)	(45,040)
Gain on disposition of real estate, net	31,165			31,165
Income before tax expense				$14,102

As of June 30, 2019:
Total gross real estate assets	$1,120,461	$1,068,103		$2,188,564
(A)	Unallocated expenses consist of General and Administrative Expenses, Interest Expense, Debt Extinguishment Costs and Other Expenses as listed in the Company’s consolidated statements of operations.
10.	Subsequent Events

Asset Sales

Restricted cash of $17.3 million generated from the asset sold in June 2020 (Big Oaks Crossing) was used to repay mortgage debt in July 2020.

In July 2020, the Company sold the Lowe’s parcel of the Newnan Crossing shopping center for $15.6 million.  Net proceeds were primarily used to repay mortgage debt outstanding.

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

RVI is an Ohio company formed in December 2017 that, as of June 30, 2020, owned and operated a portfolio of 25 assets, composed of 13 continental U.S. assets and 12 assets in Puerto Rico.  These properties consisted of retail shopping centers composed of 9.9 million square feet of Company-owned gross leasable area (“GLA”) and were located in 10 states and Puerto Rico.  The Company’s continental U.S. properties and Puerto Rico properties each comprised approximately 50% of its total consolidated revenue for the six months ended June 30, 2020.  At June 30, 2020, the aggregate occupancy of the Company’s shopping center portfolio was 86.6%, and the average annualized base rent per occupied square foot was $16.14.

EXECUTIVE SUMMARY

The Company expects to focus on realizing value in its portfolio through operations and sales of its assets.  The Company primarily intends to use net asset sale proceeds first to repay mortgage debt, second to make distributions on account of the RVI Preferred Shares, up to the preference amount, and third to make distributions to holders of the Company’s common shares.

From January 1, 2020 through June 30, 2020, the Company sold the following assets (in thousands):

Date Sold	Property Name	City, State	Total Owned GLA	Gross Sales Price
1/15/20	Newnan Crossing (excluding Lowe's parcel)	Newnan, GA	92	$11,600
2/19/20	Hamilton Commons	Mays Landing, NJ	403	60,000
2/26/20	Tucson Spectrum	Tucson, AZ	717	84,000
6/30/20	Big Oaks Crossing	Tupelo, MS	348	21,000
			1,560	$176,600

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it continues to spread throughout the United States and other countries across the world.  Beginning in mid-March, federal, state and local governments took various actions to limit the spread of COVID-19, including ordering the temporary closure of non-essential businesses (which included many of the Company’s tenants) and imposing significant social distancing guidelines and restrictions on the continued operations of essential businesses and the reopening of non-essential businesses.  As of July 31, 2020, approximately 93% of the Company’s tenants, based on average base rents, were open for business, up from a low of approximately 34% in early April 2020.  The outbreak of the COVID-19 pandemic had a relatively minimal impact on the Company’s collection of rents for the first quarter of 2020, but it had a significant impact on collection of second quarter rents. The ultimate impact of the pandemic and secondary social and economic effects on the Company's results of operations, financial position, liquidity and capital resources remains unclear and cannot be reasonably forecasted at this time.  For a further discussion on the impact of the COVID-19 pandemic on the Company’s business, see “Liquidity, Capital Resources and Financing Activities” and “Economic Conditions” included in this section and Item 1A. Risk Factors in Part II of this Quarterly Report.

Manager

The Company is party to an external management agreement (the “External Management Agreement”) with SITE Centers Corp. (“SITE Centers”) which, together with various property management agreements, governs the fees, terms and conditions pursuant to which SITE Centers serves as the Company’s manager.  The Company does not have any employees.  In general, either the Company or SITE Centers may terminate these management agreements on December 31, 2020, or at the end of any six-month renewal period thereafter.

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

Pursuant to the property management agreements, the Company pays SITE Centers and certain of its subsidiaries a monthly property management fee in an aggregate amount of 3.5% and 5.5% of the average gross monthly property revenue collected during the most recent second or fourth quarter in respect of the Company’s continental U.S. properties and the Puerto Rico properties, respectively.  In order to address the impact of the pandemic on property management fees paid in the second half of 2020, the Company has agreed to pay an affiliate of SITE Centers a supplemental monthly fee during the six-month period ending December 31, 2020 (see Note 7 “Transactions with SITE Centers” of the Company’s consolidated financial statements included herein).  The property management agreements also provide for the payment to SITE Centers of certain leasing commissions and a disposition fee of 1% of the gross sales price of each asset sold by the Company.

2020 RESULTS OF OPERATIONS

Where used, references to “Comparable Portfolio Properties” reflect shopping center properties owned as of June 30, 2020.

Revenues from Operations (in thousands)

	Three Months
	Ended June 30,
	2020	2019	$ Change
Rental income	$39,299	$58,875	$(19,576)
Business interruption income	—	2,000	(2,000)
Other (expense) income	(7)	10	(17)
Total revenues	$39,292	$60,885	$(21,593)

	Six Months
	Ended June 30,
	2020	2019	$ Change
Rental income(A)	$89,629	$120,445	$(30,816)
Business interruption income(B)	—	2,000	(2,000)
Other income	32	51	(19)
Total revenues (B)(C)	$89,661	$122,496	$(32,835)
(A)	The following table summarize the key components of the 2020 rental income as compared to 2019:
	Three Months
	Ended June 30,
Contractual Lease Payments	2020	2019	$ Change
Base and percentage rental income	$33,498	$41,736	$(8,238)
Recoveries from tenants	11,819	14,133	(2,314)
Uncollectible revenue	(6,820)	421	(7,241)
Lease termination fees and ancillary rental income	802	2,585	(1,783)
Total contractual lease payments	$39,299	$58,875	$(19,576)

	Six Months
	Ended June 30,
Contractual Lease Payments	2020	2019	$ Change
Base and percentage rental income(1)	$69,111	$86,340	$(17,229)
Recoveries from tenants(2)	24,716	29,081	(4,365)
Uncollectible revenue(3)	(7,678)	272	(7,950)
Lease termination fees and ancillary rental income	3,480	4,752	(1,272)
Total contractual lease payments	$89,629	$120,445	$(30,816)

(1)	The following tables presents the statistics for the Company’s portfolio affecting base and percentage rental revenues:

	Shopping Center Portfolio June 30,
	2020	2019
Centers owned	25	31
Aggregate occupancy rate	86.6%	87.7%
Average annualized base rent per occupied square foot	$16.14	$15.76

	Continental U.S. June 30,		Puerto Rico June 30,
	2020	2019	2020	2019
Centers owned	13	19	12	12
Aggregate occupancy rate	88.8%	91.2%	83.9%	81.6%
Average annualized base rent per occupied square foot	$13.60	$13.68	$19.80	$20.62

For the six months ended June 30, 2020, the impact of property dispositions accounted for $16.1 million of the decrease in base and percentage rental income.  In addition, the Company recorded a charge of $1.1 million to straight-line revenue related to reversals associated with credit risk tenants primarily triggered by the impacts of the COVID-19 pandemic.  This amount was partly offset by the recognition of additional straight-line rent due to the impact of lease modification accounting.  The decrease in the continental U.S. occupancy rate primarily was due to the disposition of higher occupancy properties and a combination of tenant expirations and bankruptcies.  The increase in the occupancy rate for the Puerto Rico portfolio primarily was due to new net leasing activity in excess of bankruptcies and expirations.

(2)

Recoveries from Comparable Portfolio Properties were approximately 70.7% and 72.3% of reimbursable operating expenses and real estate taxes for the six months ended June 30, 2020 and 2019, respectively.  The overall decrease in the amount of recoveries from tenants related to the disposition of higher occupancy assets, the impact of tenant expirations and vacancies in both the continental U.S. and Puerto Rico portfolios and conversions to gross leases in Puerto Rico.

(3)

Primarily relates to the impact of the COVID-19 pandemic on rent collections, including the impact of lease modification accounting.  The Company did not record contractual lease payments for tenants that are now on the cash basis of accounting on account of collectability concerns.

(B)

The Company did not record $1.2 million and $2.8 million of aggregate revenues for the three and six months ended June 30, 2019 because of lost tenant revenue attributable to Hurricane Maria for the Puerto Rico properties.

(C)	The changes in Total Revenues are composed of the following (in millions):
2020 vs. 2019
$ Change
Continental U.S.	$(28.0)
Puerto Rico	(4.8)
$(32.8)

2020 vs. 2019
$ Change
Comparable Portfolio Properties	$(11.1)
Disposition of shopping centers	(21.7)
$(32.8)

Expenses from Operations (in thousands)

	Three Months
	Ended June 30,
	2020	2019	$ Change
Operating and maintenance	$9,627	$10,401	$(774)
Real estate taxes	5,483	7,169	(1,686)
Property and asset management fees	4,890	5,819	(929)
Impairment charges	10,910	7,110	3,800
Hurricane property insurance income, net	—	(3,814)	3,814
General and administrative	924	1,058	(134)
Depreciation and amortization	14,211	18,378	(4,167)
	$46,045	$46,121	$(76)

	Six Months
	Ended June 30,
	2020	2019	$ Change
Operating and maintenance(A)	$20,689	$20,903	$(214)
Real estate taxes(A)	11,202	14,679	(3,477)
Property and asset management fees	9,766	11,635	(1,869)
Impairment charges(B)	26,820	13,200	13,620
Hurricane property insurance income, net	—	(3,631)	3,631
General and administrative(C)	2,001	1,943	58
Depreciation and amortization(D)	30,681	37,733	(7,052)
	$101,159	$96,462	$4,697
(A)	The changes in Operating and Maintenance and Real Estate Taxes are composed of the following (in millions):
	2020 vs. 2019 $ Change
	Operating and Maintenance	Real Estate Taxes
Continental U.S.	$(1.8)	$(3.5)
Puerto Rico	1.6	—
	$(0.2)	$(3.5)

	2020 vs. 2019 $ Change
	Operating and Maintenance	Real Estate Taxes
Comparable Portfolio Properties	$2.2	$(0.2)
Disposition of shopping centers	(2.4)	(3.3)
	$(0.2)	$(3.5)

The increase in Operating and Maintenance for the Comparable Portfolio Properties was primarily a result of increased property insurance premiums in Puerto Rico.

(B)

The Company recorded impairment charges in 2020 and 2019 primarily related to shopping centers marketed for sale.  Changes in holding periods or an asset’s expected future undiscounted cash flows due to changes in market or leasing conditions (including as result of the COVID-19 pandemic) each could result in the recognition of additional impairment charges.  Impairment charges are presented in Note 6, “Impairment Charges,” to the Company’s consolidated financial statements included herein.

(C)	Primarily represents legal, audit, tax and compliance services and director compensation.
(D)	The disposition of shopping centers accounts for $6.7 million in the reduction of depreciation expense.

Other Income and Expenses (in thousands)

	Three Months
	Ended June 30,
	2020	2019	$ Change
Interest expense, net	$(5,660)	$(10,846)	$5,186
Debt extinguishment costs	(12)	(2,927)	2,915
Gain on disposition of real estate, net	10,958	12,946	(1,988)
Tax expense	(519)	(320)	(199)
	$4,767	$(1,147)	$5,914

	Six Months
	Ended June 30,
	2020	2019	$ Change
Interest expense, net(A)	$(12,952)	$(24,820)	$11,868
Debt extinguishment costs(B)	(3,977)	(17,409)	13,432
Other expense, net	334	(868)	1,202
Gain on disposition of real estate, net(C)	13,632	31,165	(17,533)
Tax expense	(592)	(495)	(97)
	$(3,555)	$(12,427)	$8,872
(A)

At June 30, 2020 and 2019, the interest rate of the Company’s mortgage loan was 3.3% and 4.9% per annum, respectively.  The decrease in interest expense primarily was due to reductions in the amount of debt outstanding and the interest rate.

Interest costs capitalized in conjunction with capital projects were $0.6 million and $0.9 million for the three and six months ended June 30, 2019, primarily related to restoration work in Puerto Rico.

(B)

Debt extinguishment costs are incurred at the time of an asset sale in connection with a prepayment on the mortgage.  In 2019, included in debt extinguishment costs was $12.7 million primarily recorded in connection with the Company’s debt refinancing in March 2019.

(C)	Related to the sale of four assets for the six months ended June 30, 2020 and seven assets and two outparcels for the six months ended June 30, 2019.

Net (Loss) Income (in thousands)

	Three Months
	Ended June 30,
	2020	2019	$ Change
Net (loss) income	$(1,986)	$13,617	$(15,603)

	Six Months
	Ended June 30,
	2020	2019	$ Change
Net (loss) income	$(15,053)	$13,607	$(28,660)

The increase in net loss primarily was attributable to the sale of assets, impairment charges and the impact of the COVID-19 pandemic on operating results partially offset by a decrease in debt extinguishment costs related to the debt refinancing in 2019.

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

Reconciliation Presentation

FFO and Operating FFO were as follows (in thousands):

	Three Months
	Ended June 30,
	2020	2019	$ Change
FFO	$12,159	$26,133	$(13,974)
Operating FFO	12,171	24,398	(12,227)

	Six Months
	Ended June 30,
	2020	2019	$ Change
FFO	$28,781	$33,323	$(4,542)
Operating FFO	32,425	48,746	(16,321)

The decrease in FFO primarily was due to the dilutive impact from the disposition of assets, the impact of the COVID-19 pandemic on operating results, partially offset by debt extinguishment charges incurred in 2019 in connection with the refinancing of the Company’s mortgage loan and reduced interest expense.  The decrease in Operating FFO primarily was due to asset sales and the impact of the COVID-19 pandemic on operating results partially offset by lower LIBOR rates.

The Company’s reconciliation of net (loss) income to FFO and Operating FFO is as follows (in thousands).  The Company provides no assurances that these charges and income adjusted in the calculation of Operating FFO are non-recurring.  These charges and income could reasonably be expected to recur in future results of operations.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(1,986)	$13,617	$(15,053)	$13,607
Depreciation and amortization of real estate investments	14,193	18,352	30,646	37,681
Impairment of real estate assets	10,910	7,110	26,820	13,200
Gain on disposition of real estate	(10,958)	(12,946)	(13,632)	(31,165)
FFO	12,159	26,133	28,781	33,323
Hurricane activity, net(A)	—	(4,662)	—	(2,854)
Other expenses(B)	12	2,927	3,644	18,277
Non-operating items, net	12	(1,735)	3,644	15,423
Operating FFO	$12,171	$24,398	$32,425	$48,746
(A)	The hurricane activity, net is summarized as follows (in thousands):
	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2019	2019
Lost tenant revenue	$1,152	$2,777
Business interruption income	(2,000)	(2,000)
Property insurance proceeds in excess of receivable	(3,972)	(3,972)
Clean up costs and other uninsured expenses	158	341
	$(4,662)	$(2,854)

(B)	Amounts included in other expenses as follows (in millions):
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Transaction and other expenses, net	$—	—	$(0.4)	$0.9
Debt extinguishment costs	—	2.9	4.0	17.4
	$—	$2.9	$3.6	$18.3

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company requires capital to fund its operating expenses, capital expenditures and investment activities.  Absent the occurrence of an Amortization Period (as described below), the Company’s capital sources may include cash flow from operations, as well as availability under its Revolving Credit Agreement (as defined below).

Although the Company has experienced a reduction in timely collections of rents in the second quarter of 2020 and delays in the execution of its disposition strategy as a result of the impacts of the COVID-19 pandemic, the Company believes that it has sufficient liquidity and capital resources to operate its business for at least the next twelve months.  At June 30, 2020, the Company had an unrestricted cash balance of $99.2 million, restricted cash on deposit with its mortgage lender of $93.2 million and $30.0 million of availability under its Revolving Credit Agreement (subject to satisfaction of applicable borrowing conditions). Debt outstanding was $519.7 million at June 30, 2020.  In July 2020, a loan repayment of $17.3 million was made from the use of restricted cash relating to an asset sale consummated in June 2020.  The Company’s mortgage loan generally requires interest-only payments subject to maintenance of a minimum debt yield and has an initial maturity date of March 2021 with three one-year extensions at the Company’s option based on satisfaction of certain conditions.  Subject to the uncertain impact of the COVID-19 pandemic on capital and transactions markets, the Company expects to utilize net asset sale proceeds to repay the principal of the mortgage loan and may utilize one or more of the loan’s existing extension options. No assurance can be provided that obligations outstanding under the mortgage loan will be repaid, extended or refinanced as currently anticipated. Apart from capital expenditures deemed advisable in connection with the maintenance and leasing of its properties, and the completion of restoration work in Puerto Rico, the Company does not anticipate any material capital projects or development spending during the remainder of 2020.

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

As of June 30, 2020, the aggregate principal amount of the mortgage loan was $519.7 million.  The loan facility will mature on March 9, 2021, subject to three one-year extensions at the borrowers’ option conditioned upon, among other items, (i) an event of default shall not be continuing, (ii) in the case of the second one-year extension option, evidence that the Debt Yield (as defined and calculated in accordance with the loan agreement) equals or exceeds 13% and (iii) in the case of the third one-year extension option, evidence that the Debt Yield equals or exceeds 14%.

As of June 30, 2020, the weighted-average interest rate applicable to the notes was equal to one-month LIBOR plus a spread of 3.14% per annum, provided that such spread is subject to an increase of 0.25% per annum in connection with any exercise of the third extension option.  The Borrowers are required to maintain an interest rate cap with respect to the principal amount of the notes having (i) during the initial two-year term of the loan, a LIBOR strike rate equal to 4.5% and (ii) with respect to any extension period, a LIBOR strike rate that would result in a debt service coverage ratio of 1.20x based on the Mortgaged Properties.  Application of voluntary prepayments as described below will cause the weighted-average interest rate spread to increase over time.  At June 30, 2020, the interest rate applicable to the mortgage loan was 3.3%.

The loan facility is structured as an interest only loan throughout the initial two-year term and any exercised extension options.  As a result, so long as no Amortization Period (as described below) or event of default exists, any property cash flows available following payment of debt service and funding of certain required reserve accounts (including reserves for payment of real estate taxes, insurance premiums, ground rents, tenant improvements and capital expenditures) will be available to the borrowers to pay operating expenses and for other general corporate purposes.  An Amortization Period will be deemed to commence in the event the borrowers fail to achieve a Debt Yield of 10.0% at the end of any fiscal quarter.  The Debt Yield as of June 30, 2020, was 10.4%.  During the pendency of an Amortization Period, any property cash flows available following payment of debt service and the funding of certain reserve accounts (including the reserve accounts referenced above and additional reserves established for payment of approved operating expenses, SITE Centers management fees, certain public company costs, certain taxes and the minimum cash portion of required REIT distributions) shall be applied to the repayment of the notes.  During an Amortization Period, cash flow from the borrowers’ operations will be made available to the Company only to pay required REIT distributions in an amount equal to the minimum portion of required REIT distributions allowed by law to be paid in cash (currently 20%), with the remainder of required REIT distributions during an Amortization Period likely to be paid in common shares of the Company.

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

The Company may redeem the RVI Preferred Shares, or any part thereof, at any time at a price payable per share calculated by dividing the number of RVI Preferred Shares outstanding on the redemption date into the difference of (x) $200 million minus (y) the aggregate amount of dividends previously distributed on the RVI Preferred Shares to be redeemed.  As of July 31, 2020, no dividends have been paid on the RVI Preferred Shares.

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

Dividend Distributions

The Company anticipates making distributions to holders of its common shares to satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income and excise tax (other than with respect to operations conducted through the Company’s taxable REIT subsidiary).  U.S. federal income tax law generally requires that a REIT distribute annually to holders of its capital stock at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income.  The Company generally intends to make distributions with respect to each taxable year in an amount at least equal to its REIT taxable income for such taxable year.  The Company also anticipates making future distributions to holders of its common shares in order to satisfy the requirements of its closing agreement with the Puerto Rico Department of Treasury in order to be exempt from Puerto Rico income taxes.  Although the Company expects to declare and pay distributions on or around the end of each calendar year, the Company’s Board of Directors will evaluate its dividend policy regularly particularly in light of the current and potential impacts of the COVID-19 pandemic.

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

Any distributions the Company makes to its shareholders will be at the discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s actual and anticipated results of operations and liquidity, which will be affected by various factors, including the income from its portfolio, its operating expenses (including management fees and other obligations owing to SITE Centers), and the terms of the mortgage financing and the limitations set forth in the mortgage loan agreements.  Distributions will also be impacted by the pace and success of the Company’s property disposition strategy.  As a result of the terms of the mortgage financing, the Company anticipates that the majority of distributions of sales proceeds to be made to shareholders will not occur until after the mortgage loan has been repaid or refinanced.  Furthermore, subject to the Company’s ability to make distributions to the holders of the Company’s common shares in amounts necessary to maintain its status as a REIT and to avoid payment of U.S. federal income taxes, the RVI Preferred Shares will be entitled to a dividend preference for all dividends declared on the Company’s capital stock, at any time up to the preference amount.  Subsequent to the payment of dividends on the RVI Preferred Shares equaling the maximum preference amount of $200 million, the RVI Preferred Shares are required to be redeemed by the Company for an aggregate amount of $1.00 per share.  Due to the dividend preference of the RVI Preferred Shares, distributions of sales proceeds to holders of common shares are unlikely to occur until after aggregate dividends have been paid on the RVI Preferred Shares in an amount equal to the maximum preference amount.  At this time, the Company cannot predict when or if it will declare dividends to the holders of RVI Preferred Shares and when or if such dividends, if paid, will equal the maximum preference amount.

Dispositions

For the six months ended June 30, 2020, the Company sold four shopping centers aggregating 1.6 million square feet, for an aggregate sales price of $176.6 million and net proceeds prior to debt repayment of $167.5 million.

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	Six Months
	Ended June 30,
	2020	2019
Cash flow provided by operating activities	$20,210	$41,577
Cash flow provided by investing activities	154,399	231,652
Cash flow used for financing activities	(165,554)	(232,591)

Changes in cash flow compared to the prior comparable period are described as follows:

Operating Activities: Cash provided by operating activities decreased $21.4 million primarily due to the following:

•	Impact of the COVID-19 pandemic on collection of contractual obligations from tenants;
•	Offset by reduction in interest expense and costs incurred with the March 2019 debt refinancing and
•	Decrease in income due to asset sales.

Investing Activities:  Cash provided by investing activities decreased $77.3 million primarily due to the following:

•	Decrease in proceeds from dispositions of real estate of $79.8 million;
•	Decrease in payments for real estate improvements of $36.3 million and
•	Decrease in hurricane insurance proceeds of $33.8 million.

Financing Activities:  Cash used for financing activities decreased by $67.0 million primarily due to the following:

•	Decrease in debt repayments, net of proceeds and loan costs of $71.1 million and
•	Offset by an increase in dividends paid of $4.1 million.

CAPITALIZATION

At June 30, 2020, the Company’s capitalization consisted of $519.7 million of mortgage debt, $190.0 million of RVI Preferred Shares and $244.9 million of market equity (market equity is defined as common shares outstanding multiplied by $12.36, the closing price of the Company’s common shares on the New York Stock Exchange at June 30, 2020), resulting in a debt to total market capitalization ratio of 0.54 to 1.0, as compared to the ratio of 0.48 to 1.0 at June 30, 2019.  The closing price of the Company’s shares on the New York Stock Exchange was $34.80 at June 28, 2019, the last trading day of June.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company had aggregate outstanding mortgage indebtedness of $519.7 million at June 30, 2020 with a maturity of March 2021, subject to three one-year extension options.  In addition, the Company has two long-term ground leases in which it is the lessee.

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

Other Commitments

The Company has entered into agreements with general contractors related to its shopping centers having aggregate commitments of approximately $4.9 million at June 30, 2020.  These obligations, composed principally of construction contracts for the repair of the Puerto Rico properties, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow.  These contracts typically can be changed or terminated without penalty.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  At June 30, 2020, the Company had purchase order obligations, typically payable within one year, aggregating approximately $0.7 million related to the maintenance of its properties and general and administrative expenses.

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

As of June 30, 2020, the Company had expended $120 million in connection with repairing property damage caused by the hurricane.  The Company believes the insurance settlement proceeds received will be sufficient to complete its restoration efforts.  The Company anticipates that the repair and restoration work will be substantially complete in the second half of 2020.  The timing and schedule of additional repair work to be completed are highly dependent upon any changes in the scope of work, the availability of building materials, supplies and skilled labor. In addition, the timing of completing the remaining repair work could be delayed by any additional stay-at-home directives or temporary closures of non-essential businesses as a result of the impacts of the COVID-19 pandemic.

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

ECONOMIC CONDITIONS

Portfolio Composition and Retail Environment. Though leasing prospects are heavily dependent on local conditions, in general, the Company saw continued demand from tenants for its continental U.S. space during January and February of 2020 before uncertainty and tenant concern around the COVID-19 pandemic caused a slow-down in lease activity beginning in March which continued throughout the second quarter of 2020.  The Company’s portfolio has a diversified tenant base, with only three tenants whose annualized rental revenue equals or exceeds 3% of the Company’s annualized revenues at June 30, 2020 (Walmart/Sam’s Club at 5.5%; Bed Bath & Beyond, which includes Bed Bath & Beyond and Christmas Tree Shops, at 3.2% and PetSmart at 3.2%).  Other significant tenants include TJX Companies (T.J. Maxx, Marshalls and HomeGoods) and Best Buy.  These tenants have relatively strong financial positions, have outperformed other retail categories on a relative basis over time and we believe remain well capitalized. Historically, these tenants have provided a stable revenue base, and we believe that they will continue to provide a stable revenue base going forward, given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus on value, convenience and service, which the Company believes will enable many of its tenants to succeed under a variety of economic conditions.  The Company recognizes the risks posed by current economic conditions but believes that the diversity of its properties and the credit quality of its tenant base should enable it to navigate through a potentially challenging economic environment.

The shopping center portfolio’s occupancy was 86.6% and 87.7% at June 30, 2020 and 2019, respectively.  The net decrease in the rate primarily was attributed to the sale of assets having higher occupancy rates and the impact of tenant expirations.  The total portfolio average annualized base rent per occupied square foot was $16.14 at June 30, 2020, as compared to $15.76 at June 30, 2019.

At June 30, 2020, the Company owned 12 assets on the island of Puerto Rico aggregating 4.4 million square feet, representing 45% of Company-owned GLA and approximately 50% of both the Company’s total consolidated revenue and the Company’s total consolidated revenue less operating expenses (i.e., net operating income) for the six months ended June 30, 2020.  The Company believes that the tenants at its Puerto Rico assets (many of which are high-quality continental U.S. retailers, such as Walmart/Sam’s Club and the TJX Companies (T.J. Maxx and Marshalls)) typically cater to the local consumer’s desire for value, convenience and day-to-day necessities.  Nevertheless, there is continued concern about the strength of the Puerto Rican economy, the ability of the government of Puerto Rico to meet its financial obligations and the impact of the territory’s ongoing bankruptcy and debt restructuring process on the economy of Puerto Rico.  The impact of Hurricane Maria in Puerto Rico further exacerbated these concerns.  See Item 1A. “Risk Factors– Geographic Concentration of the Company’s Properties Makes It Vulnerable to Natural Disasters, Extreme Weather Conditions and Climate Change.  An Uninsured Loss or a Loss That Exceeds the Limits of the Company’s Insurance Policies Could Subject the Company to a Loss of Capital and Revenue” in the Company’s Annual Report on 10-K for the year ended December 31, 2019.

The retail sector continues to be affected by increasing competition, including the impact of e-commerce.  These dynamics are expected to continue to lead to tenant bankruptcies, closures and store downsizing.  Some conventional department stores and national chains have announced bankruptcies, store closures and/or reduced expansion plans in recent years leading to a smaller overall number of tenants requiring large store formats. The loss of a tenant or downsizing of space can adversely affect the Company.  See Item 1A. “Risk Factors – The Economic Performance and Value of the Company’s Shopping Centers Depend on Many Factors, Each of Which Could Have an Adverse Impact on the Company’s Cash Flows and Operating Results” in the Company’s Annual Report on 10-K for the year ended December 31, 2019.  In addition to the impacts of increased competition, e-commerce and adverse conditions in Puerto Rico, beginning in March 2020, the retail sector has been significantly impacted by the outbreak of COVID-19. Though the impact of the COVID-19 pandemic on tenant operations has varied by tenant category, local conditions and applicable government mandates, a significant number of the Company’s tenants have experienced a reduction in sales and foot traffic, and many tenants were forced to limit their operations or close their businesses for a period of time.  In Puerto Rico, malls and non-essential businesses at outdoor shopping centers remained fully closed until early June when they were permitted to reopen with significant occupancy and operating restrictions.  As of July 31, 2020, approximately 93% of the Company’s tenants (based on average base rents) were open for business, up from a low of approximately 34% in early April.  The outbreak of COVID-19 had a relatively minimal impact on the Company’s collection of rents for the first quarter of 2020, but it had a significant impact on collection of second quarter rents.  As of July 31, 2020, the Company’s tenants had paid approximately 63% of aggregate base rents for the second quarter.  In addition, as of July 31, 2020, the Company’s tenants paid approximately 75% of aggregate base rents for the month of July.  The Company has engaged in discussions with many tenants that failed to satisfy all or a portion of their rent obligations during the second quarter of 2020 and has agreed to terms with a number of them. These arrangements have generally taken the form of rent deferrals and, in circumstances where tenants have agreed to extend lease terms or make other material concessions, rent abatements (especially in Puerto Rico).  As of July 31, 2020, agreed upon rent-deferral and abatement arrangements represented approximately 14% of second quarter aggregate base rents (with the majority of such deferred rents expected to be repaid by year-end 2021).  The Company continues to evaluate its options with respect to tenants with whom the Company has not reached satisfactory resolution of unpaid rents and has commenced collection actions against several tenants.

While the Company is unable to forecast the resolution of unpaid second quarter rents, outstanding tenant relief requests, the level of rent collections in subsequent periods or the duration of the disruption to tenant and Company operations caused by the COVID-19 pandemic, the Company expects that its results of operations will continue to be adversely impacted by the outbreak and its impact on the economy.  Additionally, the outbreak of the COVID-19 pandemic and local resurgences in contagion have resulted in reduced levels of leasing activity and may lead to additional tenant closures and bankruptcies which may further adversely impact the Company’s results of operations in the future.

Disposition Outlook. In addition to its goal of maximizing cash flow from property operations, the Company seeks to realize profits through the regular sale of assets to a variety of buyers.  In recent years, the market upon which this aspect of the business plan relies has been characterized as liquid but fragmented, with a wide range of generally small, non-institutional investors.  While some investors do not require debt financing, many seek to capitalize on leveraged returns using mortgage financing at interest rates well below the initial asset-level returns implied by disposition prices.  In addition to small, often local buyers, the Company also plans to transact with mid-sized institutional investors, some of which are domestic and foreign publicly traded companies.  Many larger domestic institutions, such as pension funds and insurance companies that were traditionally large buyers of retail real estate assets, have generally become less active participants in retail transaction markets over the last several years.  Lower participation of institutions and a generally smaller overall buyer pool has resulted in some level of pressure on asset prices, particularly for larger properties, though this impact remains highly heterogeneous and varies widely by market and specific assets.  Asset prices for retail real estate in Puerto Rico remain highly uncertain due to lack of transaction activity since Hurricane Maria.

The recent outbreak of the COVID-19 pandemic has created uncertainty with respect to the timing and ability of the Company to execute the disposition portion of its business plan. Beginning in March 2020, many prospective purchasers have delayed or suspended their acquisition activities due to, among other factors, the uncertainty of tenant operations and the availability and terms of financing. Purchasers’ expectations with respect to economic returns from future investments in retail real estate may also be impacted by uncertainties caused by the COVID-19 pandemic. Although the Company believes that the outbreak of the COVID-19 pandemic will continue to have an adverse effect on the timing and pricing of disposition activity, the Company is currently unable to predict the magnitude of such impact.

For additional risks relating to the outbreak of COVID-19, see Item 1A. Risk Factors in Part II of this Quarterly Report on Form 10-Q.

New Accounting Standards

New Accounting Standards are more fully described in Note 1, “Nature of Business and Financial Statement Presentation,” to the Company’s consolidated financial statements.

FORWARD-LOOKING STATEMENTS

MD&A should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this report.  Historical results and percentage relationships set forth in the Company’s consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.  The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), both as amended, with respect to the Company’s expectations for future periods.  Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations.  Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.  For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements.  Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements.  Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements.  For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements.  See Item 1A. Risk Factors in the Company’s Annual Report on 10-K for the year ended December 31, 2019 and of this Quarterly Report on Form 10-Q.  The impact of the COVID-19 pandemic may also exacerbate the risks discussed therein and herein, any of which could have a material effect of the Company.

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

The Company’s primary market risk exposure is interest rate risk.  At June 30, 2020 and December 31, 2019, the Company’s outstanding indebtedness was composed of all variable-rate debt.  At June 30, 2020, the Company’s carrying value of the variable-rate debt was $506.7 million and its fair value was $517.6 million.  At December 31, 2019, the Company’s carrying value of the variable-rate debt was $655.8 million and its fair value was $682.2 million.  If interest rates were to increase by 1.00%, or 100 basis-points, the fair value of the debt would be $517.4 million and $681.9 million at June 30, 2020 and December 31, 2019, respectively. The sensitivity to changes in interest rates of the Company’s variable-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.  A 100 basis-point increase in short-term market interest rates on variable-rate debt at June 30, 2020, would result in an increase in interest expense of approximately $2.6 million for the six-month period ended June 30, 2020.

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

The Company intends to continually monitor and actively manage interest costs on any variable-rate debt portfolio and may enter into swap positions or interest rate caps.  Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of June 30, 2020, the Company had no other material exposure to market risk.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b), of the effectiveness of the Company’s disclosure controls and procedures.  Based on their evaluation as required, the CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2020, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of June 30, 2020, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

For the three months ended June 30, 2020, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The Recent Outbreak of COVID-19 Has Had, and Will Likely Continue to Have, a Significant Impact on the Company and its Tenants’ Businesses.

The Company’s business and the businesses of its tenants have been, and are likely to continue to be, significantly impacted by the recent outbreak of COVID-19 and the public perception of and reaction to the related risks. Beginning in March 2020, the outbreak of COVID-19 resulted in the closure of many tenant businesses and substantially reduced foot traffic at open tenant businesses as a result of social-distancing restrictions. Such events have adversely impacted many tenants’ sales and operations and their ability to finance their businesses and satisfy their obligations, including rent owed to the Company. Beginning in April 2020, a significant number of tenants failed to pay some or all of their monthly rent obligations and the Company has received a substantial number of tenant requests for rent relief and claims for abatement. Many of these unpaid rents and relief requests remain outstanding, and the Company’s results of operations are likely to continue to be adversely impacted as a result thereof.  In many cases, the Company has agreed to defer unpaid tenant rent obligations, and it remains uncertain whether these rents will ultimately be paid in accordance with the terms of the deferral arrangements.  The resumption of normalized business activity levels remains uncertain and may be adversely impacted by disruptions in inventory supply chains from local and international suppliers, staffing challenges and the public’s perception of continued health risks relating to COVID-19. Furthermore, in many instances, the outbreak of COVID-19 and concerns of local resurgences in contagion have caused prospective tenants to abandon or delay new store growth plans or choose to lease fewer spaces, which has led to a decline in leasing volume and diminished demand and rents for the Company’s properties. Such events may also increase the risk of delays in completing tenant build-outs, delivering space to new tenants and achieving rent commencement dates with respect to recently executed leases. Additionally, the impacts of the COVID-19 pandemic have contributed to an increase in retail businesses filing for bankruptcy protection.  The Company may not be able to recover any amounts from insurance carriers in order to mitigate the impact of lost tenant revenues.

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

In addition to the impacts and uncertainties listed above, the outbreak of COVID-19 has resulted in other real estate companies and investment funds curtailing or abandoning planned acquisition or development activity, which in turn has adversely impacted the Company’s ability to market its remaining properties for sale and the level of pricing and demand for such properties by potential buyers.  Pricing for larger properties and properties comprised of a significant number of tenants deemed “non-essential” by local COVID-19 related ordinances has become especially challenged. A decrease in the expected level of pricing for the Company’s assets could result in the recognition of impairment charges. Furthermore, the outbreak of COVID-19 has negatively affected commercial mortgage-backed financing markets for retail real estate assets similar to those owned by the Company, which, in turn, has negatively affected the Company’s ability, and the ability of potential buyers of the Company’s real estate assets, to obtain necessary financing on favorable terms, or at all.

Any of the foregoing risks, or related risks that the Company is unable to predict due to changing circumstances relating to the impacts of the COVID-19 pandemic, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.EXHIBITS

10.1	Agreement dated April 29, 2020 between Retail Value Inc. and JDN Development Company[1]

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[2]

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[2]

32.1

Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 [2],[3]

32.2

Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 [2],[3]

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[2]

101.SCH	Inline XBRL Taxonomy Extension Schema Document [2]

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document [2]

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document [2]

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document [2]

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document [2]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL and included in Exhibit 101.
1	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.
2	Submitted electronically herewith.
3	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i)  Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii)  Consolidated Statements of Operations and Other Comprehensive (Loss) Income for the Three and Six Months Ended June 30, 2020 and 2019, (iii) Consolidated Statements of Equity for the Three and Six Months Ended June 30, 2020 and 2019, (iv)  Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Retail Value Inc.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer (Authorized Officer)
Date: August 5, 2020