Form 10-Q
period 2020-09-30
Retail Value Inc.
filed 2020-11-05
CIK 1735184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, the registrant had 19,829,264 shares of common stock, $0.10 par value per share, outstanding.

Retail Value Inc.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED September 30, 2020

Retail Value Inc.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share amounts)

	September 30, 2020	December 31, 2019
Assets
Land	$414,653	$522,393
Buildings	1,085,202	1,380,984
Fixtures and tenant improvements	133,852	152,426
	1,633,707	2,055,803
Less: Accumulated depreciation	(604,085)	(670,509)
	1,029,622	1,385,294
Construction in progress	4,811	2,017
Total real estate assets, net	1,034,433	1,387,311
Cash and cash equivalents	115,254	71,047
Restricted cash	140,548	112,246
Accounts receivable	27,527	25,195
Other assets, net	21,131	30,888
	$1,338,893	$1,626,687
Liabilities and Equity
Mortgage indebtedness, net	$477,087	$655,833
Payable to SITE Centers	770	105
Accounts payable and other liabilities	38,653	53,789
Dividends payable	—	39,057
Total liabilities	516,510	748,784
Commitments and contingencies (Note 5)
Redeemable preferred equity	190,000	190,000
Retail Value Inc. shareholders' equity
Common shares, with par value, $0.10 stated value; 200,000,000 shares authorized; 19,829,498 and 19,052,592 shares issued at September 30, 2020 and December 31, 2019, respectively	1,983	1,905
Additional paid-in capital	721,318	692,871
Accumulated distributions in excess of net loss	(90,915)	(6,857)
Less: Common shares in treasury at cost: 234 and 454 shares September 30, 2020 and December 31, 2019, respectively	(3)	(16)
Total equity	632,383	687,903
	$1,338,893	$1,626,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited, in thousands, except per share amounts)

	Three Months
	Ended September 30,
	2020	2019
Revenues from operations:
Rental income	$39,964	$54,291
Business interruption income	—	5,675
Other income	52	894
	40,016	60,860
Rental operation expenses:
Operating and maintenance	9,571	9,819
Real estate taxes	5,318	6,900
Property and asset management fees	4,410	5,104
Impairment charges	77,795	19,790
Hurricane property insurance income, net	—	(72,602)
General and administrative	860	1,111
Depreciation and amortization	13,797	17,676
	111,751	(12,202)
Other income (expense):
Interest expense, net	(5,175)	(9,381)
Debt extinguishment costs	(440)	(1,949)
Other income (expense), net	107	(19)
Gain on disposition of real estate, net	8,324	10,483
	2,816	(866)
(Loss) income before tax expense	(68,919)	72,196
Tax (expense) benefit	(86)	72
Net (loss) income	$(69,005)	$72,268
Comprehensive (loss) income	$(69,005)	$72,268

Per share data:
Basic and diluted	$(3.48)	$3.79

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited, in thousands, except per share amounts)

	Nine Months
	Ended September 30,
	2020	2019
Revenues from operations:
Rental income	$129,593	$174,736
Business interruption income	—	7,675
Other income	84	945
	129,677	183,356
Rental operation expenses:
Operating and maintenance	30,260	30,722
Real estate taxes	16,520	21,579
Property and asset management fees	14,176	16,739
Impairment charges	104,615	32,990
Hurricane property insurance income, net	—	(76,233)
General and administrative	2,861	3,054
Depreciation and amortization	44,478	55,409
	212,910	84,260
Other income (expense):
Interest expense, net	(18,127)	(34,201)
Debt extinguishment costs	(4,417)	(19,358)
Other income (expense), net	441	(887)
Gain on disposition of real estate, net	21,956	41,648
	(147)	(12,798)
(Loss) income before tax expense	(83,380)	86,298
Tax expense	(678)	(423)
Net (loss) income	$(84,058)	$85,875
Comprehensive (loss) income	$(84,058)	$85,875

Per share data:
Basic and diluted	$(4.25)	$4.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands)

	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Loss	Treasury Stock at Cost	Total
Balance as of December 31, 2019	$1,905	$692,871	$(6,857)	$(16)	$687,903
Issuance of common shares related to stock dividend and stock plan	77	28,022	—	—	28,099
Net loss	—	—	(15,053)	—	(15,053)
Balance, June 30, 2020	1,982	720,893	(21,910)	(16)	700,949
Issuance of common shares related to stock dividend and stock plan	1	425	—	13	439
Net loss	—	—	(69,005)	—	(69,005)
Balance, September 30, 2020	$1,983	$721,318	$(90,915)	$(3)	$632,383

	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Loss	Treasury Stock at Cost	Total
Balance as of December 31, 2018	$1,846	$675,566	$(15,153)	$(6)	$662,253
Issuance of common shares related to stock dividend and stock plan	58	17,099	—	—	17,157
Repurchase of common shares	—	—	—	(4)	(4)
Adoption of ASC Topic 842 (Leases)	—	—	700	—	700
Dividends declared	—	—	(44)	—	(44)
Net income	—	—	13,607	—	13,607
Balance, June 30, 2019	1,904	692,665	(890)	(10)	693,669
Issuance of common shares related to stock dividend and stock plan	1	301	—	10	312
Repurchase of common shares	—	—	—	(15)	(15)
Net income	—	—	72,268	—	72,268
Balance, September 30, 2019	$1,905	$692,966	$71,378	$(15)	$766,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months
	Ended September 30,
	2020	2019
Cash flow from operating activities:
Net (loss) income	$(84,058)	$85,875
Adjustments to reconcile net (loss) income to net cash flow provided by operating activities:
Depreciation and amortization	44,478	55,409
Amortization and write-off of above- and below-market leases, net	(870)	(938)
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	6,736	13,376
Gain on disposition of real estate, net	(21,956)	(41,648)
Property insurance proceeds in excess of receivable	—	(74,489)
Impairment charges	104,615	32,990
Loss on debt extinguishment	—	235
Interest rate hedging activities	—	1,152
Assumption of building due to ground lease termination	—	(830)
Net change in accounts receivable	(5,765)	3,575
Net change in accounts payable and other liabilities	(6,353)	(6,053)
Net change in other operating assets	3,211	2,799
Total adjustments	124,096	(14,422)
Net cash flow provided by operating activities	40,038	71,453
Cash flow from investing activities:
Real estate improvements to operating real estate	(17,642)	(65,147)
Proceeds from disposition of real estate	246,479	298,958
Hurricane property insurance proceeds	—	104,267
Net repayments to SITE Centers	—	(17,000)
Net cash flow provided by investing activities	228,837	321,078
Cash flow from financing activities:
Proceeds from mortgage debt	—	900,000
Repayment of mortgage debt, including repayment costs	(185,408)	(1,214,514)
Payment of debt issuance costs	—	(11,895)
Dividends paid	(10,958)	(6,847)
Net cash flow used for financing activities	(196,366)	(333,256)

Net increase in cash, cash equivalents and restricted cash	72,509	59,275
Cash, cash equivalents and restricted cash, beginning of period	183,293	111,199
Cash, cash equivalents and restricted cash, end of period	$255,802	$170,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.	Nature of Business and Financial Statement Presentation

Nature of Business

Retail Value Inc. and its related consolidated real estate subsidiaries (collectively, the “Company” or “RVI”) were formed in December 2017 and owned 48 retail shopping centers, comprised of 36 continental U.S. assets and 12 Puerto Rico assets, at the time of their separation from SITE Centers Corp. (“SITE Centers”) on July 1, 2018.  As of September 30, 2020, RVI owned 23 properties that included 11 continental U.S. assets and 12 Puerto Rico assets (including three enclosed malls) comprising 9.0 million square feet of gross leasable area (“GLA”) and located in 9 states and Puerto Rico.  These properties serve as direct or indirect collateral for a mortgage loan which, as of September 30, 2020, had an aggregate principal balance of $488.9 million. In October 2020, a $69.7 million repayment on the mortgage loan was made from the use of restricted cash related to an asset sale consummated in September 2020.

In connection with RVI’s separation from SITE Centers, SITE Centers retained 1,000 shares of RVI’s series A preferred stock having an aggregate dividend preference equal to $190 million, which amount may increase by up to an additional $10 million depending on the amount of aggregate gross proceeds generated by RVI asset sales.

On July 1, 2018, the Company and SITE Centers also entered into an external management agreement (the “External Management Agreement”) which, together with various property management agreements, governs the fees, terms and conditions pursuant to which SITE Centers manages RVI and its properties.  SITE Centers provides RVI with day-to-day management, subject to supervision and certain discretionary limits and authorities granted by the RVI Board of Directors.  The Company does not have any employees.  In general, either SITE Centers or RVI may terminate the management agreements on June 30, 2021, or at the end of any six-month renewal period thereafter.  SITE Centers and RVI also entered into a tax matters agreement that governs the rights and responsibilities of the parties following RVI’s separation from SITE Centers with respect to various tax matters and provides for the allocation of tax-related assets, liabilities and obligations.

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented.  The results of operations for the three and nine months ended September 30, 2020 and 2019, are not necessarily indicative of the results that may be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Nine Months
	Ended September 30,
	2020	2019
Accounts payable related to construction in progress	$3.2	$10.9
Stock dividends	28.1	17.2
Note receivable related to disposition of shopping center	3.0	—
Assumption of building due to ground lease termination	—	0.8

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

Impact of the COVID-19 Pandemic on Revenue and Receivables

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the impact of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated with the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A clarifies that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of the COVID-19 pandemic on lessees is a lease modification under Topic 842, Leases. Instead, an entity that elects not to evaluate whether a concession directly related to the impact of the COVID-19 pandemic is a modification can then elect whether to apply the modification guidance (i.e. assume the relief was always contemplated by the contract or assume the relief was not contemplated by the contract). Both lessees and lessors may make this election. The Company has elected not to apply lease modification accounting to lease amendments in which the total amount of rent due under the lease is substantially the same and there has been no increase in the lease term.  A majority of the Company’s concession amendments within this category provide for the deferral of rental payments to a later date within the remaining lease term.  In addition, if abatements are granted as part of a lease amendment, the Company has generally elected to not treat the abatements as variable rent and instead will record the concession’s impact over the tenant’s remaining lease term on a straight-line basis. Modifications to leases that involve an increase in the lease term have been treated as a lease modification.

The Company had net contractual tenant accounts receivable of $10.0 million at September 30, 2020.  As of October 31, 2020, unpaid tenant rents subject to agreed deferral, abatement or lease modification arrangements represented approximately 13% of aggregate base rents for the second quarter of 2020 and approximately 5% of aggregate base rents for the third quarter of 2020. The Company calculates the aggregate percentage of rents paid by comparing the amount of tenant payments received as of the date presented to the amount billed to tenants during the period, which billed amount includes abated rents, rents subject to deferral arrangements and rents owing from bankrupt tenants with respect to leases which have not yet been rejected.  The Company continues to evaluate its options with respect to tenants with which the Company has not reached satisfactory resolution of unpaid rents and has commenced collections actions against several tenants.  For those tenants where the Company is unable to assert that collection of amounts due over the lease term is probable, regardless if the Company has entered into a deferral agreement to extend the payment terms, the Company has categorized these tenants on the cash basis of accounting.  As a result, no rental income is recognized from such tenants once they have been placed on the cash basis of accounting until payments are received and all existing accounts receivable relating to these tenants have been reserved in full, including straight-line rental income.  The Company will remove the cash basis designation and resume recording rental income from such tenants during the period earned at such time it believes collection from the tenants is probable based upon a demonstrated payment history or recapitalization event.

During the three and nine months ended September 30, 2020, tenants on the cash basis of accounting and other related reserves, resulted in a reduction of rental income of $4.8 million and $11.1 million, respectively. These amounts also include reductions in contractual rental payments due from tenants as compared to pre-modification payments due to the impact of lease modifications, with a partial increase in straight-line rent to offset a portion of the impact on net income.  The aggregate amount of uncollectible revenue reported during the quarter primarily was due to the impact of the COVID-19 pandemic.
2.	Other Assets, net

Other Assets, net consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Intangible assets:
In-place leases, net	$3,437	$5,882
Above-market leases, net	488	908
Lease origination costs, net	525	949
Tenant relationships, net	4,029	10,120
Total intangible assets, net(A)	8,479	17,859
Operating lease ROU assets	1,562	1,714
Notes receivable(B)	3,000	—
Other assets:
Prepaid expenses	7,818	11,023
Other assets	272	292
Total other assets, net	$21,131	$30,888

Below-market leases, net (other liabilities)	$14,129	$20,042
(A)

The Company recorded amortization expense related to its intangibles, excluding above- and below-market leases, of $0.7 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively, and $2.3 million and $4.0 million for the nine months ended September 30, 2020 and 2019, respectively.

(B)

Receivable from buyer in connection with the sale of the Riverdale Village shopping center in September 2020.  Maturity date is the earlier of September 2022 (subject to buyer’s option to exercise a six-month extension in certain circumstances) and the satisfaction of certain property leasing conditions.

3.	Indebtedness

Mortgage Indebtedness

The Company has a mortgage loan, which had an outstanding aggregate principal amount of $488.9 million at September 30, 2020 and which is secured, directly and indirectly, by all of its properties.  In October 2020, a $69.7 million repayment on the mortgage loan was made from the use of restricted cash related to an asset sale consummated in September 2020 (Note 10).  The loan facility will mature on March 9, 2021, subject to three one-year extensions at borrowers’ option based on certain conditions of the agreement.  At September 30, 2020, the interest rate of the Company’s mortgage loan was 3.4% per annum.  The interest rate on the mortgage loan is equal to the one-month LIBOR plus a spread of 3.26% per annum as of September 30, 2020, provided that such spread is subject to an increase of 0.25% per annum in connection with any exercise of the third extension option.  Application of voluntary prepayments will cause the weighted-average interest rate spread to increase over time.

As of September 30, 2020, the Company was in compliance with all provisions of the loan agreements, and the Company believes that it would have qualified to exercise the loan’s initial extension option in the event the extension option had been exercisable at September 30, 2020. The Company expects to be in compliance with all provisions of the loan agreements on the initial extension date.  As of the date of issuance of these interim consolidated financial statements, in the event that amounts remain outstanding on the loan’s maturity date, management’s intent is to exercise the initial extension option upon maturity.

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

At September 30, 2020, there were no amounts outstanding under the Revolving Credit Agreement.
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

Considerable judgment is necessary to develop estimated fair values of financial instruments.  Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The carrying amount of debt was $477.1 million and $655.8 million at September 30, 2020 and December 31, 2019, respectively.  The fair value of debt was $487.9 million and $682.2 million at September 30, 2020 and December 31, 2019, respectively.
5.	Commitments and Contingencies

Hurricane Loss

In 2017, Hurricane Maria made landfall in Puerto Rico.  At the time of the hurricane, the Company owned 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA, which sustained varying degrees of damage.  In August 2019, the Company reached a settlement with its insurer with respect to the Company’s claims relating to the hurricane damage.  The Company continued to own these Puerto Rico assets at September 30, 2020.

The remaining unutilized property damage settlement proceeds of $35.0 million along with other related reserves required by the mortgage lender of $6.5 million are reflected in the Company’s consolidated balance sheet as Restricted Cash and will be disbursed to the Company in accordance with the terms of the Company’s mortgage financing upon the lender’s satisfaction that all necessary restoration work has been completed.  The Company recorded revenue for covered business interruption in the period it determined it was probable it would be compensated and all the applicable contingencies with the insurance company had been resolved.  The Company recorded insurance proceeds received as Business Interruption Income on the Company’s consolidated statements of operations.

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

The Company recorded impairment charges of $77.8 million and $19.8 million for the three months ended September 30, 2020 and 2019, respectively, and $104.6 million and $33.0 million for the nine months ended September 30, 2020 and 2019, respectively.  Impairment charges were recorded on assets based on the difference between the carrying value of the assets and the estimated fair market value after the assets failed a step one analysis that compared the sum of estimated future undiscounted cash flows to the assets carrying value.  These impairments primarily were triggered by indicative bids received and changes in market assumptions due to the disposition process.

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

The following table presents information about the fair value of real estate that was impaired and therefore measured on a fair value basis, along with the related impairment charge, for the nine months ended September 30, 2020.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
September 30, 2020
Long-lived assets held and used	$—	$—	$407.2	$407.2	$104.6

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value of non-recurring items (in millions):

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value at September 30, 2020	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Long-lived assets held and used	$185.5	Income Capitalization Approach	Market Capitalization Rate	9.8%-12.3%	10.0%
	137.2	Indicative Bid(A)	Indicative Bid(A)	N/A	N/A
	84.5	Discounted Cash Flow	Discount Rate	12.4%-15.7%	12.6%
			Terminal Capitalization Rate	10.5%-11.0%	10.5%
(A)

Fair value measurements based upon indicative bids were developed by third-party sources (including offers and comparable sales values), subject to SITE Centers’ corroboration for reasonableness.  The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated values.

7.	Transactions with SITE Centers

The following table presents fees and other amounts charged by SITE Centers (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Property management fees(A)	$2,408	$2,676	$7,526	$8,671
Asset management fees(B)	2,002	2,428	6,650	8,068
Leasing commissions(C)	288	366	1,992	1,811
Maintenance services and other(D)	339	360	1,021	1,115
Disposition fees(E)	856	546	2,622	3,160
Credit facility guaranty and debt refinancing fees(F)	60	60	60	1,860
Legal fees(G)	88	221	273	578
	$6,041	$6,657	$20,144	$25,263
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

In April 2020, the Company entered into an agreement (the “Agreement”) with an affiliate of SITE Centers in order to address the impact of the COVID-19 pandemic on the level of property management fees beginning on July 1, 2020 through December 31, 2020.  Pursuant to the terms of the Company’s existing property management agreements with SITE Centers, the property management fees are determined on each July 1 and January 1 based on gross property revenues received during the three-month period immediately preceding such determination date.  Property collections during the second quarter of 2020 were adversely impacted by the COVID-19 pandemic and resulted in aggregate monthly management fees calculated in accordance with the existing property management agreements of $435,702 for the last six months of 2020 as compared to aggregate monthly management fees of $789,126 paid during 2019 on account of the same properties owned by the Company and its subsidiaries as of April 1, 2020.  The Agreement provides that during the six-month period that began on July 1, 2020, the Company will pay JDN Development Company (an affiliate of SITE Centers) a monthly supplemental fee of $353,424 thereby causing the sum of the monthly property management fees payable for the remaining six months of 2020 and the monthly supplemental fee to equal the amount of monthly fees paid during 2019 on account of the same properties owned by the Company and its subsidiaries as of April 1, 2020.

In October 2020, the Company entered into an Amended and Restated Agreement in order to address the impact of the COVID-19 pandemic on the level of property management fees beginning on January 1, 2021 through June 30, 2021.  For additional information, see Item 5. Other Information in Part II of this Quarterly Report on Form 10-Q.

8.	Earnings Per Share

The following table provides the net (loss) income and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding, and “diluted” EPS (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Numerators – Basic and Diluted
Net (loss) income attributable to common shareholders after allocation to participating securities	$(69,005)	$72,268	$(84,058)	$85,875
Denominators – Number of Shares
Basic and Diluted—Average shares outstanding	19,829	19,052	19,798	18,993
(Loss) Income Per Share:
Basic and Diluted	$(3.48)	$3.79	$(4.25)	$4.52

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

The Company has two reportable operating segments: continental U.S. and Puerto Rico.  The table below presents information about the Company’s reportable operating segments (in thousands):

	Three Months Ended September 30, 2020
	Continental U.S.	Puerto Rico	Other	Total
Lease revenue and other property revenue	$19,399	$20,617		$40,016
Rental operation expenses	(6,494)	(8,395)		(14,889)
Net operating income	12,905	12,222		25,127
Property and asset management fees	(1,847)	(2,563)		(4,410)
Impairment charges	(16,640)	(61,155)		(77,795)
Depreciation and amortization	(6,538)	(7,259)		(13,797)
Unallocated expenses(A)			$(6,368)	(6,368)
Gain on disposition of real estate, net	8,324			8,324
Loss before tax expense				$(68,919)

	Three Months Ended September 30, 2019
	Continental U.S.	Puerto Rico	Other	Total
Lease revenue and other property revenue	$29,857	$31,003		$60,860
Rental operation expenses	(8,801)	(7,918)		(16,719)
Net operating income	21,056	23,085		44,141
Property and asset management fees	(2,650)	(2,454)		(5,104)
Impairment charges	(15,310)	(4,480)		(19,790)
Hurricane property insurance income, net		72,602		72,602
Depreciation and amortization	(10,282)	(7,394)		(17,676)
Unallocated expenses(A)			$(12,460)	(12,460)
Gain on disposition of real estate, net	10,483			10,483
Income before tax expense				$72,196

	Nine Months Ended September 30, 2020
	Continental U.S.	Puerto Rico	Other	Total
Lease revenue and other property revenue	$63,405	$66,272		$129,677
Rental operation expenses	(21,825)	(24,955)		(46,780)
Net operating income	41,580	41,317		82,897
Property and asset management fees	(6,682)	(7,494)		(14,176)
Impairment charges	(43,460)	(61,155)		(104,615)
Depreciation and amortization	(22,729)	(21,749)		(44,478)
Unallocated expenses(A)			$(24,964)	(24,964)
Gain on disposition of real estate, net	21,956			21,956
Loss before tax expense				$(83,380)

As of September 30, 2020:
Total gross real estate assets	$608,133	$1,030,385		$1,638,518

	Nine Months Ended September 30, 2019
	Continental U.S.	Puerto Rico	Other	Total
Lease revenue and other property revenue	$101,920	$81,436		$183,356
Rental operation expenses	(29,768)	(22,533)		(52,301)
Net operating income	72,152	58,903		131,055
Property and asset management fees	(9,100)	(7,639)		(16,739)
Impairment charges	(28,510)	(4,480)		(32,990)
Hurricane property insurance income		76,233		76,233
Depreciation and amortization	(34,676)	(20,733)		(55,409)
Unallocated expenses(A)			$(57,500)	(57,500)
Gain on disposition of real estate, net	41,648			41,648
Income before tax expense				$86,298

As of September 30, 2019:
Total gross real estate assets	$1,049,465	$1,076,061		$2,125,526
(A)	Unallocated expenses consist of General and Administrative Expenses, Interest Expense, Debt Extinguishment Costs and Other Expenses as listed in the Company’s consolidated statements of operations.
10.	Subsequent Events

Restricted cash of $69.7 million substantially generated from the asset sold in September 2020 (Riverdale Village) was used to repay mortgage debt in October 2020.

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

RVI is an Ohio company formed in December 2017 that, as of September 30, 2020, owned and operated a portfolio of 23 assets, composed of 11 continental U.S. assets and 12 assets in Puerto Rico.  These properties consisted of retail shopping centers (including three enclosed malls) composed of 9.0 million square feet of Company-owned gross leasable area (“GLA”) and were located in nine states and Puerto Rico.  The Company’s continental U.S. properties and Puerto Rico properties each comprised approximately 50% of its total consolidated revenue for the nine months ended September 30, 2020.  At September 30, 2020, the aggregate occupancy of the Company’s shopping center portfolio was 86.8%, and the average annualized base rent per occupied square foot was $16.21.

EXECUTIVE SUMMARY

The Company expects to focus on realizing value in its portfolio through operations and sales of its assets.  The Company primarily intends to use net asset sale proceeds first to repay mortgage debt, second to make distributions on account of the RVI Preferred Shares, up to the preference amount, and third to make distributions to holders of the Company’s common shares.

From January 1, 2020 through September 30, 2020, the Company sold the following assets (in thousands):

Date Sold	Property Name	City, State	Total Owned GLA	Gross Sales Price
1/15/20	Newnan Crossing (excluding Lowe's parcel)	Newnan, GA	92	$11,600
2/19/20	Hamilton Commons	Mays Landing, NJ	403	60,000
2/26/20	Tucson Spectrum	Tucson, AZ	717	84,000
6/30/20	Big Oaks Crossing	Tupelo, MS	348	21,000
7/27/20	Newnan Crossing - Lowe's	Newnan, GA	130	15,550
9/24/20	Riverdale Village	Coon Rapids, MN	788	70,000
			2,478	$262,150

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it continues to spread throughout the United States and other countries across the world.  Beginning in mid-March, federal, state and local governments took various actions to limit the spread of COVID-19, including ordering the temporary closure of non-essential businesses (which included many of the Company’s tenants) and imposing significant social distancing guidelines and restrictions on the continued operations of essential businesses and the reopening of non-essential businesses.  As of October 31, 2020, approximately 97% of the Company’s tenants, based on average base rents, were open for business, up from a low of approximately 34% in early April 2020.  The COVID-19 pandemic had a relatively minimal impact on the Company’s collection of rents for the first quarter of 2020, but it had a significant impact on collection of second and third quarter rents. The ultimate impact of the pandemic and secondary social and economic effects on the Company's results of operations, financial position, liquidity and capital resources remains unclear and cannot be reasonably forecasted at this time.  For a further discussion on the impact of the COVID-19 pandemic on the Company’s business, see “Liquidity, Capital Resources and Financing Activities” and “Economic Conditions” included in this section and Item 1A. Risk Factors in Part II of this Quarterly Report.

Manager

The Company is party to an external management agreement (the “External Management Agreement”) with SITE Centers Corp. (“SITE Centers”) which, together with various property management agreements, governs the fees, terms and conditions pursuant to which SITE Centers serves as the Company’s manager.  The Company does not have any employees.  In general, either the Company or SITE Centers may terminate these management agreements on June 30, 2021 or at the end of any six-month renewal period thereafter.

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

In October 2020, the Company entered into an Amended and Restated Agreement in order to address the impact of the COVID-19 pandemic on the level of property management fees beginning on January 1, 2021 through June 30, 2021.  For additional information, see Item 5. Other Information in Part II of this Quarterly Report on Form 10-Q.

2020 RESULTS OF OPERATIONS

Where used, references to “Comparable Portfolio Properties” reflect shopping center properties owned as of September 30, 2020.

Revenues from Operations (in thousands)

	Three Months
	Ended September 30,
	2020	2019	$ Change
Rental income(A)	$39,964	$54,291	$(14,327)
Business interruption income	—	5,675	(5,675)
Other income	52	894	(842)
Total revenues	$40,016	$60,860	$(20,844)

	Nine Months
	Ended September 30,
	2020	2019	$ Change
Rental income(A)	$129,593	$174,736	$(45,143)
Business interruption income	—	7,675	(7,675)
Other income	84	945	(861)
Total revenues (B)(C)	$129,677	$183,356	$(53,679)
(A)	The following table summarize the key components of the 2020 rental income as compared to 2019:
	Three Months
	Ended September 30,
Contractual Lease Payments	2020	2019	$ Change
Base and percentage rental income	$32,914	$37,894	$(4,980)
Recoveries from tenants	11,395	13,569	(2,174)
Uncollectible revenue	(6,141)	(231)	(5,910)
Lease termination fees and ancillary rental income	1,796	3,059	(1,263)
Total contractual lease payments	$39,964	$54,291	$(14,327)

	Nine Months
	Ended September 30,
Contractual Lease Payments	2020	2019	$ Change
Base and percentage rental income(1)	$102,025	$124,233	$(22,208)
Recoveries from tenants(2)	36,111	42,650	(6,539)
Uncollectible revenue(3)	(13,819)	42	(13,861)
Lease termination fees and ancillary rental income	5,276	7,811	(2,535)
Total contractual lease payments	$129,593	$174,736	$(45,143)
(1)	The following tables presents the statistics for the Company’s portfolio affecting base and percentage rental revenues:

	Shopping Center Portfolio September 30,
	2020	2019
Centers owned	23	29
Aggregate occupancy rate	86.8%	87.8%
Average annualized base rent per occupied square foot	$16.21	$15.71

	Continental U.S. September 30,		Puerto Rico September 30,
	2020	2019	2020	2019
Centers owned	11	17	12	12
Aggregate occupancy rate	89.8%	91.2%	83.7%	82.1%
Average annualized base rent per occupied square foot	$13.31	$13.63	$19.72	$19.94

For the nine months ended September 30, 2020, the property dispositions was the primary decrease in base and percentage rental income.  Included in base and percentage rental income, was a charge of $1.3 million to straight-line revenue related to reversals associated with credit risk tenants primarily triggered by the impacts of the COVID-19 pandemic.  This amount was partly offset by the recognition of additional straight-line rent due to the impact of lease modification accounting.  The decrease in the continental U.S. occupancy rate primarily was due to the disposition of higher occupancy properties and a combination of tenant expirations and bankruptcies.  The increase in the occupancy rate for the Puerto Rico portfolio primarily was due to new net leasing activity in excess of bankruptcies and expirations.

(2)

Recoveries from Comparable Portfolio Properties were approximately 69.2% and 70.9% of reimbursable operating expenses and real estate taxes for the nine months ended September 30, 2020 and 2019, respectively.  The overall decrease in the amount of recoveries from tenants related primarily from conversions to gross leases in Puerto Rico and also to the disposition of higher occupancy assets and the impact of tenant expirations and bankruptcies in the continental U.S.

(3)

Primarily relates to the impact of the COVID-19 pandemic on rent collections, including the impact of lease modification accounting.  Represents the elimination of contractual lease payments for tenants that are now on the cash basis of accounting because of collectability concerns.

(B)

The Company did not record $0.2 million and $2.9 million of aggregate revenues for the three and nine months ended September 30, 2019, respectively, because of lost tenant revenue attributable to Hurricane Maria for the Puerto Rico properties.

(C)	The changes in Total Revenues are composed of the following (in millions):
2020 vs. 2019
$ Change
Continental U.S.	$(38.5)
Puerto Rico	(15.2)
$(53.7)

2020 vs. 2019
$ Change
Comparable Portfolio Properties	$(22.8)
Disposition of shopping centers	(30.9)
$(53.7)

Expenses from Operations (in thousands)

	Three Months
	Ended September 30,
	2020	2019	$ Change
Operating and maintenance	$9,571	$9,819	$(248)
Real estate taxes	5,318	6,900	(1,582)
Property and asset management fees	4,410	5,104	(694)
Impairment charges	77,795	19,790	58,005
Hurricane property insurance income, net	—	(72,602)	72,602
General and administrative	860	1,111	(251)
Depreciation and amortization	13,797	17,676	(3,879)
	$111,751	$(12,202)	$123,953

	Nine Months
	Ended September 30,
	2020	2019	$ Change
Operating and maintenance(A)	$30,260	$30,722	$(462)
Real estate taxes(A)	16,520	21,579	(5,059)
Property and asset management fees	14,176	16,739	(2,563)
Impairment charges(B)	104,615	32,990	71,625
Hurricane property insurance income, net	—	(76,233)	76,233
General and administrative(C)	2,861	3,054	(193)
Depreciation and amortization(D)	44,478	55,409	(10,931)
	$212,910	$84,260	$128,650
(A)	The changes in Operating and Maintenance and Real Estate Taxes are composed of the following (in millions):
	2020 vs. 2019 $ Change
	Operating and Maintenance	Real Estate Taxes
Continental U.S.	$(3.0)	$(5.0)
Puerto Rico	2.5	(0.1)
	$(0.5)	$(5.1)

	2020 vs. 2019 $ Change
	Operating and Maintenance	Real Estate Taxes
Comparable Portfolio Properties	$2.8	$(0.4)
Disposition of shopping centers	(3.3)	(4.7)
	$(0.5)	$(5.1)

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

(C)	Primarily represents legal, audit, tax and compliance services and director compensation.
(D)	The disposition of shopping centers accounts for $9.7 million in the reduction of depreciation expense.

Other Income and Expenses (in thousands)

	Three Months
	Ended September 30,
	2020	2019	$ Change
Interest expense, net	$(5,175)	$(9,381)	$4,206
Debt extinguishment costs	(440)	(1,949)	1,509
Other income (expense), net	107	(19)	126
Gain on disposition of real estate, net	8,324	10,483	(2,159)
Tax expense	(86)	72	(158)
	$2,730	$(794)	$3,524

	Nine Months
	Ended September 30,
	2020	2019	$ Change
Interest expense, net(A)	$(18,127)	$(34,201)	$16,074
Debt extinguishment costs(B)	(4,417)	(19,358)	14,941
Other income (expense), net	441	(887)	1,328
Gain on disposition of real estate, net(C)	21,956	41,648	(19,692)
Tax expense	(678)	(423)	(255)
	$(825)	$(13,221)	$12,396
(A)

At September 30, 2020 and 2019, the interest rate of the Company’s mortgage loan was 3.4% and 4.7% per annum, respectively.  The decrease in interest expense primarily was due to reductions in the amount of debt outstanding and the interest rate.

Interest costs capitalized in conjunction with capital projects were $0.2 million and $1.0 million for the three and nine months ended September 30, 2019, primarily related to restoration work in Puerto Rico.

(B)

Debt extinguishment costs are incurred in connection with the prepayment of the mortgage loan with asset sale proceeds.  In 2019, included in debt extinguishment costs was $12.7 million primarily recorded in connection with the Company’s debt refinancing in March 2019.

(C)	Related to the sale of five assets for the nine months ended September 30, 2020 and nine assets and two outparcels for the nine months ended September 30, 2019.

Net (Loss) Income (in thousands)

	Three Months
	Ended September 30,
	2020	2019	$ Change
Net (loss) income	$(69,005)	$72,268	$(141,273)

	Nine Months
	Ended September 30,
	2020	2019	$ Change
Net (loss) income	$(84,058)	$85,875	$(169,933)

The increase in net loss primarily was attributable to impairment charges, the impact of the COVID-19 pandemic on operating results and the sale of assets, partially offset by the 2019 hurricane insurance income recorded combined with a decrease in debt extinguishment costs related to the debt refinancing in 2019.

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

Reconciliation Presentation

FFO and Operating FFO were as follows (in thousands):

	Three Months
	Ended September 30,
	2020	2019	$ Change
FFO	$14,246	$99,225	$(84,979)
Operating FFO	14,579	23,085	(8,506)

	Nine Months
	Ended September 30,
	2020	2019	$ Change
FFO	$43,028	$132,548	$(89,520)
Operating FFO	47,004	71,831	(24,827)

The decrease in FFO primarily was due to the dilutive impact from the disposition of assets and the impact of the COVID-19 pandemic on operating results, partially offset by the recording of income from the hurricane activity and debt extinguishment charges incurred in 2019 in connection with the refinancing of the Company’s mortgage loan and reduced interest expense.  The decrease in Operating FFO primarily was due to asset sales and the impact of the COVID-19 pandemic on operating results partially offset by lower LIBOR rates.

The Company’s reconciliation of net (loss) income to FFO and Operating FFO is as follows (in thousands).  The Company provides no assurances that these charges and income adjusted in the calculation of Operating FFO are non-recurring.  These charges and income could reasonably be expected to recur in future results of operations.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(69,005)	$72,268	$(84,058)	$85,875
Depreciation and amortization of real estate investments	13,780	17,650	44,427	55,331
Impairment of real estate assets	77,795	19,790	104,615	32,990
Gain on disposition of real estate	(8,324)	(10,483)	(21,956)	(41,648)
FFO	14,246	99,225	43,028	132,548
Hurricane activity, net(A)	—	(78,108)	—	(80,962)
Other expenses(B)	333	1,968	3,976	20,245
Non-operating items, net	333	(76,140)	3,976	(60,717)
Operating FFO	$14,579	$23,085	$47,004	$71,831
(A)	The hurricane activity, net is summarized as follows (in thousands):
	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2019	2019
Lost tenant revenue	$169	$2,946
Business interruption income	(5,675)	(7,675)
Hurricane property insurance income, net	(72,602)	(76,233)
	$(78,108)	$(80,962)
(B)	Amounts included in other expenses as follows (in millions):
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Transaction and other expenses, net	$(0.1)	$—	$(0.4)	$0.9
Debt extinguishment costs	0.4	2.0	4.4	19.4
	$0.3	$2.0	$4.0	$20.3

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company requires capital to fund its operating expenses, capital expenditures and investment activities.  Absent the occurrence of an Amortization Period (as described below), the Company’s capital sources may include cash flow from operations, as well as availability under its Revolving Credit Agreement (as defined below).

Although the Company has experienced a reduction in timely collections of rents in the second and third quarters of 2020 and delays in the execution of its disposition strategy as a result of the impacts of the COVID-19 pandemic, the Company believes that it has sufficient liquidity and capital resources to operate its business for at least the next twelve months.  At September 30, 2020, the Company had an unrestricted cash balance of $115.3 million, restricted cash on deposit with its mortgage lender of $140.5 million and $30.0 million of availability under its Revolving Credit Agreement (subject to satisfaction of applicable borrowing conditions). Debt outstanding was $488.9 million at September 30, 2020. In October 2020, a loan repayment of $69.7 million was made on the mortgage loan from the use of restricted cash related to an asset sale consummated in September 2020. The Company’s mortgage loan generally requires interest-only payments subject to maintenance of a minimum debt yield and has an initial maturity date of March 2021 with three one-year extensions at the Company’s option based on satisfaction of certain conditions.  Subject to the uncertain impact of the COVID-19 pandemic on capital and transactions markets, the Company expects to utilize net asset sale proceeds to repay the principal of the mortgage loan and may utilize one or more of the loan’s existing extension options. No assurance can be provided that obligations outstanding under the mortgage loan will be repaid, extended or refinanced as currently anticipated. Apart from capital expenditures deemed advisable in connection with the maintenance and leasing of its properties, and the completion of restoration work in Puerto Rico, the Company does not anticipate any material capital projects or development spending during the remainder of 2020.

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

As of September 30, 2020, the aggregate principal amount of the mortgage loan was $488.9 million.  In October 2020, a $69.7 million repayment on the mortgage loan was made from the use of restricted cash related to an asset sale consummated in September 2020.  The loan facility will mature on March 9, 2021, subject to three one-year extensions at the borrowers’ option conditioned upon, among other items, (i) an event of default shall not be continuing, (ii) in the case of the second one-year extension option, evidence that the Debt Yield (as defined and calculated in accordance with the loan agreement) equals or exceeds 13% and (iii) in the case of the third one-year extension option, evidence that the Debt Yield equals or exceeds 14%.  The Company expects to be in compliance with all provisions of the loan facility through March 9, 2021 and management’s current intent is to exercise the facility’s initial extension option in the event that the amounts remain outstanding on that date.

As of September 30, 2020, the weighted-average interest rate applicable to the notes was equal to one-month LIBOR plus a spread of 3.26% per annum, provided that such spread is subject to an increase of 0.25% per annum in connection with any exercise of the third extension option.  The Borrowers are required to maintain an interest rate cap with respect to the principal amount of the notes having (i) during the initial two-year term of the loan, a LIBOR strike rate equal to 4.5% and (ii) with respect to any extension period, a LIBOR strike rate that would result in a debt service coverage ratio of 1.20x based on the Mortgaged Properties.  Application of voluntary prepayments as described below will cause the weighted-average interest rate spread to increase over time.  At September 30, 2020, the interest rate applicable to the mortgage loan was 3.4%.

The loan facility is structured as an interest only loan throughout the initial two-year term and any exercised extension options.  As a result, so long as no Amortization Period (as described below) or event of default exists, any property cash flows available following payment of debt service and funding of certain required reserve accounts (including reserves for payment of real estate taxes, insurance premiums, ground rents, tenant improvements and capital expenditures) will be available to the borrowers to pay operating expenses and for other general corporate purposes.  An Amortization Period will be deemed to commence in the event the borrowers fail to achieve a Debt Yield of 10.0% at the end of any fiscal quarter.  The Debt Yield as of September 30, 2020, was 12.2%.  During the pendency of an Amortization Period, any property cash flows available following payment of debt service and the funding of certain reserve accounts (including the reserve accounts referenced above and additional reserves established for payment of approved operating expenses, SITE Centers management fees, certain public company costs, certain taxes and the minimum cash portion of required REIT distributions) shall be applied to the repayment of the notes.  During an Amortization Period, cash flow from the borrowers’ operations will be made available to the Company only to pay required REIT distributions in an amount equal to the minimum portion of required REIT distributions allowed by law to be paid in cash (currently 10% with respect to calendar year 2020), with the remainder of required REIT distributions during an Amortization Period likely to be paid in common shares of the Company.

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

The Company may redeem the RVI Preferred Shares, or any part thereof, at any time at a price payable per share calculated by dividing the number of RVI Preferred Shares outstanding on the redemption date into the difference of (x) $200 million minus (y) the aggregate amount of dividends previously distributed on the RVI Preferred Shares to be redeemed.  As of November 2, 2020, no dividends have been paid on the RVI Preferred Shares.

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

Dispositions

For the nine months ended September 30, 2020, the Company sold five shopping centers aggregating 2.5 million square feet, for an aggregate sales price of $262.2 million and net proceeds prior to debt repayment of $246.5 million.

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	Nine Months
	Ended September 30,
	2020	2019
Cash flow provided by operating activities	$40,038	$71,453
Cash flow provided by investing activities	228,837	321,078
Cash flow used for financing activities	(196,366)	(333,256)

Changes in cash flow compared to the prior comparable period are described as follows:

Operating Activities: Cash provided by operating activities decreased $31.4 million primarily due to the following:

•	Impact of the COVID-19 pandemic on collection of contractual obligations from tenants;
•	Decrease in income due to asset sales and
•	Increase from a reduction in interest expense and costs incurred with the March 2019 debt refinancing.

Investing Activities:  Cash provided by investing activities decreased $92.2 million primarily due to the following:

•	Decrease in proceeds from dispositions of real estate of $52.5 million;
•	Decrease in payments for real estate improvements of $47.5 million and
•	Decrease in hurricane insurance proceeds of $104.3 million.

Financing Activities:  Cash used for financing activities decreased by $136.9 million primarily due to the following:

•	Decrease in debt repayments, net of proceeds and loan costs of $141.0 million and
•	Increase in dividends paid of $4.1 million.

CAPITALIZATION

At September 30, 2020, the Company’s capitalization consisted of $488.9 million of mortgage debt, $190.0 million of RVI Preferred Shares and $249.3 million of market equity (market equity is defined as common shares outstanding multiplied by $12.57, the closing price of the Company’s common shares on the New York Stock Exchange at September 30, 2020), resulting in a debt to total market capitalization ratio of 0.53 to 1.0, as compared to the ratio of 0.43 to 1.0 at September 30, 2019.  The closing price of the Company’s shares on the New York Stock Exchange was $37.04 at September 30, 2019.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company had aggregate outstanding mortgage indebtedness of $488.9 million at September 30, 2020 with a maturity of March 2021, subject to three one-year extension options.  In addition, the Company has two long-term ground leases in which it is the lessee.  In October 2020, a $69.7 million repayment on the mortgage loan was made from the use of restricted cash related to an asset sale consummated in September 2020.

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

Other Commitments

The Company has entered into agreements with general contractors related to its shopping centers having aggregate commitments of approximately $2.5 million at September 30, 2020.  These obligations, composed principally of construction contracts for the repair of the Puerto Rico properties, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow.  These contracts typically can be changed or terminated without penalty.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  At September 30, 2020, the Company had purchase order obligations, typically payable within one year, aggregating approximately $0.8 million related to the maintenance of its properties and general and administrative expenses.

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

As of September 30, 2020, the Company had expended approximately $123 million in connection with repairing property damage caused by the hurricane.  Included in restricted cash at September 30, 2020 are the remaining property damage settlement proceeds of $35.0 million along with other related hurricane reserves required by the mortgage lender of $6.5 million aggregating $41.5 million. The Company estimates that it will incur between $7 million and $10 million to complete its restoration efforts subject to the mortgage lender’s satisfaction that all necessary restoration work has been completed.  The Company anticipates that the repair and restoration work will be substantially complete in mid-2021, the timing of which has been delayed by the impact of the COVID-19 pandemic.  The timing and schedule of additional repair work to be completed are highly dependent upon any changes in the scope of work, the availability of building materials, supplies and skilled labor. In addition, the timing of completing the remaining repair work could be delayed by any additional stay-at-home directives or temporary closures of non-essential businesses as a result of the impacts of the COVID-19 pandemic.

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

ECONOMIC CONDITIONS

Portfolio Composition and Retail Environment. Though leasing prospects are heavily dependent on local conditions, in general, the Company saw continued demand from tenants for its continental U.S. space during January and February of 2020 before uncertainty and tenant concern around the COVID-19 pandemic caused a slow-down in lease activity beginning in March which continued throughout the second and third quarters of 2020.  The Company’s portfolio has a diversified tenant base, with only three tenants whose annualized rental revenue equals or exceeds 3% of the Company’s annualized revenues at September 30, 2020 (Walmart/Sam’s Club at 6.0%; Bed Bath & Beyond, which includes Bed Bath & Beyond and Christmas Tree Shops, at 3.2% and PetSmart at 3.2%).  Other significant tenants include TJX Companies (T.J. Maxx, Marshalls and HomeGoods) and Best Buy.  These tenants have relatively strong financial positions, have outperformed other retail categories on a relative basis over time and the Company believes remain well capitalized. Historically, these tenants have provided a stable revenue base, and the Company believes that they will continue to provide a stable revenue base going forward, given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s shopping centers provide day-to-day consumer necessities with a focus on value, convenience and service, which the Company believes will enable many of its tenants to succeed under a variety of economic conditions.  The Company recognizes the risks posed by current economic conditions but believes that the diversity of its properties and the credit quality of its tenant base should enable it to navigate through a potentially challenging economic environment.

The shopping center portfolio’s occupancy was 86.8% and 87.8% at September 30, 2020 and 2019, respectively.  The net decrease in the rate primarily was attributed to the sale of assets having higher occupancy rates and the impact of tenant expirations and bankruptcies.  The total portfolio average annualized base rent per occupied square foot was $16.21 at September 30, 2020, as compared to $15.71 at September 30, 2019.

At September 30, 2020, the Company owned 12 assets on the island of Puerto Rico (including three enclosed malls) aggregating 4.4 million square feet, representing 49% of Company-owned GLA and approximately 50% of both the Company’s total consolidated revenue and the Company’s total consolidated revenue less operating expenses (i.e., net operating income) for the nine months ended September 30, 2020.  The Company believes that the tenants at its Puerto Rico assets (many of which are high-quality continental U.S. retailers, such as Walmart/Sam’s Club and the TJX Companies (T.J. Maxx and Marshalls)) typically cater to the local consumer’s desire for value, convenience and day-to-day necessities.  Nevertheless, there is continued concern about the strength of the Puerto Rican economy, the ability of the government of Puerto Rico to meet its financial obligations and the impact of the territory’s ongoing bankruptcy and debt restructuring process on the economy of Puerto Rico.  The impact of Hurricane Maria in Puerto Rico further exacerbated these concerns.  See Item 1A. “Risk Factors– Geographic Concentration of the Company’s Properties Makes It Vulnerable to Natural Disasters, Extreme Weather Conditions and Climate Change.  An Uninsured Loss or a Loss That Exceeds the Limits of the Company’s Insurance Policies Could Subject the Company to a Loss of Capital and Revenue” in the Company’s Annual Report on 10-K for the year ended December 31, 2019.

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

In addition to the impacts of increased competition, e-commerce and adverse conditions in Puerto Rico, beginning in March 2020, the retail sector has been significantly impacted by the COVID-19 pandemic. Though the impact of the COVID-19 pandemic on tenant operations has varied by tenant category, local conditions and applicable government mandates, a significant number of the Company’s tenants have experienced a reduction in sales and foot traffic, and many tenants were forced to limit their operations or close their businesses for a period of time.  As of October 31, 2020, approximately 97% of the Company’s tenants (based on average base rents) were open for business, up from a low of approximately 34% in early April.  In Puerto Rico, the local government ordered malls and nonessential businesses at outdoor shopping centers to close from mid-March until early June 2020.  Puerto Rico did not re-open to international travelers until mid-July 2020 and government mandated closures of gyms and movie theatres remained in place until mid-September 2020. Malls and shopping centers were also ordered to close on Sundays from late July through early September 2020.  Although malls and shopping centers remain open as of October 31, 2020, most tenants remain subject to significant occupancy and operating restrictions which are expected to continue to adversely impact their revenues, and bars and certain entertainment-related businesses remain closed.  In addition, nightly curfews remain in place and the local government has indicated a willingness to further tighten restrictions to the extent necessary to respond to the evolving pandemic.

The COVID-19 pandemic had a relatively minimal impact on the Company’s collection of rents for the first quarter of 2020, but it had a significant impact on collection of second and third quarter rents.  As of October 31, 2020, the Company’s tenants had paid approximately 72% of aggregate base rents for the second quarter and 86% of aggregate base rents for the third quarter.  In addition, as of October 31, 2020, the Company’s tenants had paid approximately 84% of aggregate base rents for the month of October.  The Company calculates the aggregate percentage of rents paid by comparing the amount of tenant payments received as of the date presented to the amount billed to tenants during the period, which billed amount includes abated rents, rents subject to deferral arrangements and rents owing from bankrupt tenants with respect to leases which have not yet been rejected.  The Company has engaged in discussions with the majority of its larger tenants that failed to satisfy all or a portion of their rent obligations during the second and third quarters of 2020 and has agreed to terms with a number of such tenants. These arrangements have generally taken the form of rent deferrals and, in circumstances where tenants have agreed to extend lease terms or make other material concessions, rent abatements (especially in Puerto Rico).  As of October 31, 2020, agreed upon rent-deferral and abatement arrangements that remain unpaid represented approximately 13% of second quarter aggregate base rents and approximately 5% of third quarter aggregate base rents (with the majority of such deferred rents expected to be repaid by year-end 2021).  For purposes of reporting the percentage of aggregate base rents collected for a given period, when rents subject to deferral arrangements are later paid, those payments are allocated to the period in which the rent was originally owing.  The Company continues to evaluate its options with respect to tenants with whom the Company has not reached satisfactory resolution of unpaid rents and has commenced collection actions against several tenants.

While the Company is unable to forecast the resolution of unpaid second and third quarter rents, outstanding tenant relief requests, the level of rent collections in subsequent periods or the duration of the disruption to tenant and Company operations caused by the COVID-19 pandemic, the Company expects that its results of operations will continue to be adversely impacted by the pandemic and its impact on the economy.  Additionally, new surges in COVID-19 contagion may lead to new restrictions on tenant operations, nonpayment of contractual and previously deferred rents, additional tenant requests for rent relief, new restrictions on tenant operations and additional tenant closures and bankruptcies which may further adversely impact the Company’s results of operations in the future.  Certain tenant categories may be especially vulnerable, including movie theaters, restaurants, fitness and entertainment.

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

The COVID-19 pandemic has created uncertainty with respect to the timing and ability of the Company to execute the disposition portion of its business plan. Beginning in March 2020, many prospective purchasers have delayed or suspended their acquisition activities due to, among other factors, the uncertainty of tenant operations and the availability and terms of financing. Purchasers’ expectations with respect to economic returns from future investments in retail real estate may also be impacted by uncertainties caused by the COVID-19 pandemic and resulting changes in consumer behavior. Although the Company believes that the COVID-19 pandemic will continue to have an adverse effect on the timing and pricing of disposition activity, the Company is currently unable to predict the magnitude of such impact.

For additional risks relating to the COVID-19 pandemic, see Item 1A. Risk Factors in Part II of this Quarterly Report on Form 10-Q.

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

•	Sufficiency and timing of any insurance recovery payments related to damages from extreme weather conditions;
•	The Company and its tenants could be negatively affected by the impacts of pandemics and other public health crises, including the COVID-19 pandemic;
•	The Company is subject to potential environmental liabilities;
•	The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its properties;
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

The Company’s primary market risk exposure is interest rate risk.  At September 30, 2020 and December 31, 2019, the Company’s outstanding indebtedness was composed of all variable-rate debt.  At September 30, 2020, the Company’s carrying value of the variable-rate debt was $477.1 million and its fair value was $487.9 million.  At December 31, 2019, the Company’s carrying value of the variable-rate debt was $655.8 million and its fair value was $682.2 million.  If interest rates were to increase by 1.00%, or 100 basis-points, the fair value of the debt would be $487.7 million and $681.9 million at September 30, 2020 and December 31, 2019, respectively. The sensitivity to changes in interest rates of the Company’s variable-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.  A 100 basis-point increase in short-term market interest rates on variable-rate debt at September 30, 2020, would result in an increase in interest expense of approximately $3.7 million for the nine-month period ended September 30, 2020.

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

The Company intends to continually monitor and actively manage interest costs on any variable-rate debt portfolio and may enter into swap positions or interest rate caps.  Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of September 30, 2020, the Company had no other material exposure to market risk.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b), of the effectiveness of the Company’s disclosure controls and procedures.  Based on their evaluation as required, the CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2020, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of September 30, 2020, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

For the three months ended September 30, 2020, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The COVID-19 Pandemic Has Had, and Will Likely Continue to Have, a Significant Impact on the Company and its Tenants’ Businesses.

The Company’s business and the businesses of its tenants have been, and are likely to continue to be, significantly impacted by the COVID-19 pandemic and the public perception of and reaction to the related risks. Beginning in March 2020, the COVID-19 pandemic resulted in the closure of many tenant businesses and substantially reduced foot traffic at open tenant businesses as a result of social-distancing restrictions. Beginning in April 2020, a significant number of tenants failed to pay some or all of their monthly rent obligations and the Company received a substantial number of tenant requests for rent relief and claims for abatement.  In many cases, the Company has agreed to defer unpaid tenant rent obligations, although it remains uncertain whether these rents will ultimately be paid in accordance with the terms of the deferral arrangements.  Social distancing measures, local regulations and the public’s concern regarding health risks posed by the pandemic continue to adversely impact many tenants’ sales and operations and their ability to finance their businesses and satisfy their obligations, including rent owed to the Company. Although rent collection levels improved in the third quarter of 2020 relative to the second quarter, third quarter rent collection levels remain well below historical averages and future collections may be negatively impacted by new surges in COVID-19 contagion and any implementation of additional restrictions on tenant businesses as a result thereof.  The resumption of normalized business activity levels remains uncertain and may be adversely impacted by state and local government restrictions, disruptions in inventory supply chains from local and international suppliers, staffing challenges and the public’s perception of continued health risks relating to the COVID-19 pandemic and related treatments and vaccines. Furthermore, in certain instances, the impact of COVID-19 and concerns of local resurgences in contagion have caused prospective tenants to abandon or delay new store growth plans or choose to lease fewer spaces, which has led to a decline in leasing volumes relative to historical levels and may ultimately result in diminished demand for space and lower rents for the Company’s properties. Such events may also increase the risk of delays in completing tenant build-outs, delivering space to new tenants and achieving rent commencement dates with respect to recently executed leases. Additionally, the impacts of the COVID-19 pandemic have contributed to an increase in retail businesses filing for bankruptcy protection and may accelerate consumers’ adoption of e-commerce within certain retail categories as an alternative to shopping at physical store locations.  The Company may not be able to recover any amounts from insurance carriers in order to mitigate the impact of lost tenant revenues.  The Company’s periodic assessment of tenants’ ability to pay outstanding obligations, including rent obligations deferred because of the COVID-19 pandemic, may also result in reductions to rental revenue on account of previously accrued rents.

Moreover, the COVID-19 pandemic has significantly limited the ability of the employees of the Company’s manager to access the manager’s offices and properties, which could adversely impact the manager’s ability to manage the Company’s properties and complete other operating and administrative functions that are important to the Company’s business. Efforts by the employees of the Company’s manager to work remotely could also expose the Company to additional risks, such as increased cybersecurity risk.

In addition to the impacts and uncertainties listed above, the COVID-19 pandemic has resulted in other real estate companies and investment funds curtailing or abandoning planned acquisition or development activity, which in turn has adversely impacted the Company’s ability to market its remaining properties for sale and the level of pricing and demand for such properties by potential buyers.  Pricing for larger properties and properties comprised of a significant number of tenants deemed “non-essential” by local COVID-19 related ordinances has become especially challenged. A decrease in the expected level of pricing for the Company’s assets could result in the recognition of impairment charges. Furthermore, the COVID-19 pandemic has negatively affected commercial mortgage-backed financing markets for retail real estate assets similar to those owned by the Company, which, in turn, has negatively affected the Company’s ability, and the ability of potential buyers of the Company’s real estate assets, to obtain necessary financing on favorable terms, or at all.

Any of the foregoing risks, or related risks that the Company is unable to predict due to changing circumstances relating to the impacts of the COVID-19 pandemic, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1–31, 2020	234	$12.78	—	—
August 1–31, 2020	—	—	—	—
September 1–30, 2020	—	—	—	—
Total	234	$12.78	—	—

(1)

Consists of common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted equity to its directors.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

On October 30, 2020, the Company entered into an Amended and Restated Agreement (the “Agreement”) with JDN Development Company, an affiliate of SITE Centers, in order to address the continuing impact of the COVID-19 pandemic on the level of property management fees payable to affiliates of SITE Centers (collectively, the “Manager”) beginning on January 1, 2021.  Pursuant to the terms of the existing property management agreements between affiliates of the Company and the Manager, the property management fee is determined on each January 1 and July 1 based on gross revenues received at the Company’s properties during the three-month period immediately preceding such determination date. In order to offset the impact of reduced property collections during the three-month period preceding January 1, 2021 on the property management fee applicable to the first six months of 2021, the Agreement provides that beginning on January 1, 2021, the Company will pay JDN Development Company a monthly supplemental fee in an amount equal to (i) the average monthly property management fee paid during 2019 with respect to the properties owned by the Company and its subsidiaries as of October 1, 2020 (which amount is $737,377) minus (ii) the monthly property management fee determined on January 1, 2021 for the first six months of 2021 in accordance with the existing property management agreements. This arrangement is similar to the existing arrangement between the parties governing the payment of a monthly supplemental fee with respect to the last six months of 2020. The foregoing description of the Agreement is qualified in its entirety by reference to Exhibit 10.1 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 6.EXHIBITS

10.1	Amended and Restated Agreement, dated October 30, 2020, between Retail Value Inc. and JDN Development Company[1]

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[1]

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[1]

32.1

Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002[1,2]

32.2

Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002[1,2]

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[1]

101.SCH	Inline XBRL Taxonomy Extension Schema Document [1]

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document [1]

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document [1]

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document [1]

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document [1]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 has been formatted in Inline XBRL and included in Exhibit 101.
1	Submitted electronically herewith.
2	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i)  Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii)  Consolidated Statements of Operations and Other Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2020 and 2019, (iii) Consolidated Statements of Equity for the Three and Nine Months Ended September 30, 2020 and 2019, (iv)  Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Retail Value Inc.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer (Authorized Officer)
Date: November 5, 2020