Form 10-K
period 2020-12-31
Retail Value Inc.
filed 2021-03-10
CIK 1735184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer☐	Smaller reporting company ☐
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☑

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2020, was $200.9 million.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

21,083,252 common shares outstanding as of March 4, 2021

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2021 Annual Meeting of Shareholders.

PART I

Item 1.	BUSINESS

General Development and Narrative Description of Business

Retail Value Inc. is an Ohio corporation (the “Company” or “RVI”) formed in December 2017.  As of December 31, 2017, RVI did not conduct any business and did not have any material assets or liabilities. As of December 31, 2020, RVI owned and operated a portfolio of 22 assets, composed of 11 continental United States assets and 11 assets in Puerto Rico.  As of December 31, 2020, these properties consisted of retail shopping centers (including five enclosed malls) composed of 8.5 million square feet of gross leasable area (“GLA”) located in nine states and Puerto Rico.  The Company’s continental U.S. assets comprised 48% and the properties in Puerto Rico comprised 52% of its total consolidated revenue for the year ended December 31, 2020.  RVI’s centers have a diverse tenant base that includes national retailers such as Walmart/Sam’s Club, Bed, Bath & Beyond, PetSmart, the TJX Companies (T.J. Maxx, Marshalls and HomeGoods), Kohl’s, Best Buy and Gap.  Prior to July 1, 2018, RVI was a consolidated, wholly-owned subsidiary of SITE Centers Corp. (“SITE Centers”) and was presented on a carve-out basis in accordance with the guidelines established by the Securities and Exchange Commission (“SEC”).

The Company focuses on realizing value in its business through operations and sales of its assets, the proceeds of which are expected to be used for operating expenses, repayment of indebtedness and distributions to the Company’s preferred and common shareholders.  The Company is a Real Estate Investment Trust (“REIT”) that is externally managed and advised by one or more wholly-owned subsidiaries of SITE Centers (collectively with such wholly-owned subsidiaries, the “Manager”), a self-administered and self-managed REIT in the business of acquiring, owning, developing, redeveloping, leasing and managing shopping centers and the Company’s parent prior to its spin-off into a separate, publicly traded company on July 1, 2018.  In February 2018, the Company and the Manager entered into three amended and restated management and leasing agreements for the provision of property management services for (a) properties held in the continental United States directly by the Company, (b) properties held in the continental United States by a taxable REIT subsidiary (a “TRS”) of the Company and (c) properties held in Puerto Rico (together, the “Property Management Agreements”).  In addition, on July 1, 2018, the Company and the Manager entered into a corporate management agreement (the “External Management Agreement” and, collectively with the Property Management Agreements, the “Management Agreements”) pursuant to which the Manager provides corporate management services to the Company.

Recent Developments

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2020, for information on certain recent developments of the Company, which is incorporated herein by reference to such information.

COVID-19 Pandemic

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

As of March 4, 2021, approximately 98% of the Company’s tenants, based on average base rents, were open for business, up from a low of approximately 34% in early April 2020.  The COVID-19 pandemic had no impact on the Company’s collection of rents for the first quarter of 2020, but it had a significant impact on collection of rents for April 2020 through January 31, 2021.  The quarterly rent payment rates as of March 4, 2021, represented approximately 81% of second quarter 2020 rents, 90% of third quarter 2020 rents, 92% of fourth quarter 2020 rents and 95% of January 20201 rents.

The Company calculates the aggregate percentage of rents paid for assets owned as of December 31, 2020, by comparing the amount of tenant payments received as of the date presented to the amount billed to tenants during the period, which billed amount includes abated rents, rents subject to deferral arrangements and rents owing from bankrupt tenants that were in possession of the space and billed.  For the purposes of reporting the percentage of aggregate base rents collected for a given period, when rents subject to deferral arrangements are later paid, those payments are allocated to the period in which the rent was originally owed.

Although rent collection levels continued to improve through January 2021 relative to the second quarter of 2020, collection levels remain below historical averages and future rent collection may be negatively impacted by further surges in COVID-19 contagion in 2021 and any implementation of additional restrictions on tenant businesses as a result thereof.  The ultimate impact of the pandemic and secondary social and economic effects on the Company's results of operations, financial position, liquidity and capital resources remains unclear and cannot be reasonably determined or forecasted at this time.  For a further discussion of the impact of the COVID-19 pandemic on the Company’s business, see Item 1A. Risk Factors in Part II of this Report on Form 10-K and “Liquidity, Capital Resources and Financing Activities” and “Economic Conditions” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Report on Form 10-K.

Retail Environment

Though leasing prospects are heavily dependent on local conditions, in general the Company continues to see demand from a broad range of tenants for its continental U.S. space, particularly as larger retailers incorporate omni-channel strategies that leverage brick and mortar infrastructure to drive incremental business. Value-oriented tenants continue to take market share from conventional and national chain department stores.  Some conventional department stores and national chains have announced bankruptcies, store closures and/or reduced expansion plans in recent years leading to a smaller overall number of tenants requiring large store formats. New demand for space at the Company’s Puerto Rico properties is more limited, especially with respect to big box and national tenants as many of those tenants continue to evaluate their presence and operating plans on the Island. The Company believes that occupancy, leasing spreads and collection rates within the Company’s Puerto Rico portfolio (especially its enclosed malls) are likely to continue to lag behind those at continental U.S. shopping centers in 2021 as a result of reduced leasing activity both before and during the COVID-19 pandemic and the impact of curfews and greater operating restrictions in place in Puerto Rico for most of 2020 and early 2021.

The Company’s tenant categories most significantly impacted by COVID-19 are theaters, entertainment and restaurants, which collectively account for approximately 18% of the Company’s annualized base rents.

At December 31, 2020, the Company had 102 leases expiring in 2021 with an average base rent per square foot of $19.78.  The following table summarizes the portfolio’s leased rate and leasing spreads for the comparable leases executed for the periods presented, as well as the weighted-average cost of tenant improvements and lease costs:

	2020			2019
	Continental U.S.	Puerto Rico	Total	Continental U.S.	Puerto Rico	Total
Leased rate
Beginning of period	90.6%	84.7%	88.3%	92.9%	87.0%	91.0%
End of period	88.9%	87.7%	88.4%	90.6%	84.7%	88.3%
Leasing spreads
Blended all leases	(0.3%)	(1.6%)	(1.0%)	(3.8%)	(4.0%)	(3.9%)
New leases	27.4%	(0.5%)	3.4%	(2.1%)	(16.5%)	(14.1%)
Renewal leases	(1.0%)	(1.8%)	(1.3%)	(3.8%)	(1.9%)	(3.1%)
Lease costs
New leases(1)			$2.67			$6.20
Renewal leases(2)	N/A	N/A	N/A	N/A	N/A	N/A
(1)

Represents weighted-average cost of tenant improvements and lease commissions estimated to be incurred over the expected lease term for new leases per rentable square foot. The Company could incur significant costs to execute new leases.

(2)	The Company does not generally expend a significant amount of capital on lease renewals.

The decrease in the leased rate in the continental U.S reflects the impact of asset dispositions, as well as a combination of anchor and store tenant expirations and tenant bankruptcies.  The increase in the occupancy rate for the Company’s Puerto Rico portfolio during 2020 primarily was due to the disposition of a property with a lower occupancy rate, as well new net leasing activity in excess of bankruptcies and expirations.

The Company’s leasing spread calculation includes only those deals that were executed within one year of the date the prior tenant vacated and, as a result, can be a good benchmark to compare the average annualized base rent of expiring leases with the comparable executed market rental rates. The continental U.S. new lease spreads of 27.4% were related to a comparable lease pool of only three leases as a result of lower leasing volume due to continued asset sales. The continental U.S. renewal spreads were slightly negative primarily due to two anchor tenant renewals executed in the first quarter at a property sold during 2020, which extended the term of both leases by 10 years.  Puerto Rico new lease spreads were primarily impacted by entering into new leases at lower rents with nominal capital expenditures.  The Company has a significant number of leases expiring in the near term and expects continued volatility and pressure on leasing spreads in both the continental U.S. and Puerto Rico as the Company prioritizes occupancy over rental rate growth.  In addition, the Company’s overall total reported leasing spreads could vary significantly from quarter-to-quarter and year-to-year depending upon both the volume and size of leases executed in each period, particularly as the size of the portfolio decreases due to asset sales. For more information, see “Risk Factors—The Company’s Dependence on Rental Income May Adversely Affect Its Ability to Meet Its Debt Obligations and Make Distributions to Shareholders.”

Competition

Numerous real estate companies and developers, private and public, compete with the Company for leasing space in shopping centers to tenants. The Company competes with other real estate companies and developers in terms of rental rate, property location, availability of other space and maintenance.

Insurance

The Company has comprehensive liability, casualty, flood, terrorism and rental loss insurance policies on its properties. The Company believes the policy specifications and insured limits are appropriate and adequate for its properties given the relative risk of loss, the cost of the coverage and industry practice; however, the Company’s insurance coverage may not be sufficient to fully cover its losses. For additional information, see “Risk Factors” included in this section.

Governmental Regulations

The Company’s business is subject to numerous governmental regulations, including regulations relating to the ownership of real estate, environmental law, regulations governing REITs and others.  For additional information, see “Risk Factors” included in this section.

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

Qualification as a Real Estate Investment Trust

As of December 31, 2020, the Company met the qualification requirements of a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  As a result, the Company, with the exception of its TRS, will not be subject to federal income tax to the extent it meets certain requirements of the Code.

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

Corporate Information

The Company is an Ohio corporation incorporated in 2017.  The Company’s principal executive offices are located at 3300 Enterprise Parkway, Beachwood, Ohio, 44122, and its telephone number is (216) 755-5500. The Company’s website is www.retailvalueinc.com.  The Company uses the Investors section of its website as a channel for routine distribution of important information, including press releases and financial information.  The information the Company posts to its website may be deemed to be material, and investors and others interested in the Company are encouraged to routinely monitor and review the information that the Company posts on its website in addition to following the Company’s press releases, SEC filings and public conference calls and webcasts.  The Company posts filings made with the SEC to its website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including the Company’s annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, the Company’s proxy statements and any amendments to those reports or statements.  All such postings and filings are available on the Company’s website free of charge.  In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its website.  The SEC also maintains a website (https://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The content on, or accessible through, any website referred to in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020, is not incorporated by reference into, and shall not be deemed part of, this Annual Report on Form 10-K unless expressly noted.

Information About the Company’s Executive Officers

The section below provides information regarding the Company’s executive officers as of March 4, 2021:

David R. Lukes, age 51, has served as President and Chief Executive Officer of the Company since February 2018, as a Director of the Company since April 2018, and as President, Chief Executive Officer and Director of SITE Centers since March 2017. Prior to joining SITE Centers, Mr. Lukes served as Chief Executive Officer of Equity One, Inc., an owner, developer and operator of shopping centers, from June 2014 until March 2017 and served as its Executive Vice President from May 2014 to June 2014. Prior to joining Equity One, Mr. Lukes also served as President and Chief Executive Officer of Sears Holding Corporation affiliate Seritage Realty Trust, a real estate company, from 2012 through April 2014 and as President and Chief Executive Officer of Olshan Properties, a privately-owned real estate firm specializing in commercial real estate, from 2010 through 2012. From 2002 to 2010, Mr. Lukes served in various senior management positions at Kimco Realty Corporation, including serving as its Chief Operating Officer from 2008 to 2010. Mr. Lukes has also served as an Independent Director of Citycon Oyj, an owner and manager of shopping centers in the Nordic region listed on the Nasdaq Helsinki, since 2017.  Mr. Lukes holds a Bachelor of Environmental Design from Miami University, a Master of Architecture from the University of Pennsylvania and a Master of Science in real estate development from Columbia University.

Christa A. Vesy, age 50, has served as Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of the Company since November 2019, as Executive Vice President and Chief Accounting Officer of the Company from February 2018 to November 2019 and as Executive Vice President and Chief Accounting Officer of SITE Centers since March 2012. From July 2016 to March 2017, Ms. Vesy also served as Interim Chief Financial Officer of SITE Centers. In these roles, Ms. Vesy oversees the property and corporate accounting, tax and financial reporting functions for SITE Centers.  Previously Ms. Vesy served as Senior Vice President and Chief Accounting Officer of SITE Centers from November 2006. Prior to joining SITE Centers, Ms. Vesy worked for The Lubrizol Corporation, where she served as manager of external financial reporting and then as controller for the lubricant additives business segment. Prior to joining Lubrizol, from 1993 to September 2004, Ms. Vesy held various positions with the Assurance and Business Advisory Services group of PricewaterhouseCoopers LLP, a registered public accounting firm, including Senior Manager from 1999 to September 2004. Ms. Vesy graduated with a Bachelor of Science in business administration from Miami University. Ms. Vesy is a certified public accountant (CPA) and member of the American Institute of Certified Public Accountants (AICPA).

Conor M. Fennerty, age 35, has served as Executive Vice President of the Company since November 2020, and as Executive Vice President, Chief Financial Officer and Treasurer of SITE Centers since November 2019.  From April 2017 to November 2019, Mr. Fennerty served as SITE Centers’ Senior Vice President of Capital Markets.  Prior to joining SITE Centers, he served as a Vice President and Senior Analyst at BlackRock, Inc., a global funds manager, from July 2014 to April 2017, an Analyst at Cohen & Steers Capital Management, a specialist asset manager focused on real assets, from May 2012 to July 2014, and prior to that, a member of the global investment research division of Goldman Sachs from May 2010 to May 2012.  Mr. Fennerty earned a Bachelor of Science in business administration with a major in finance from Georgetown University.

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

Summary of Risk Factors

The following is a summary of material risks that could affect the Company’s business, financial condition, liquidity, cash flows and results of operations. The risks summarized below are discussed in greater detail in the risk factors that follow and are not the only risks the Company faces. The Company’s business operations could also be affected by additional factors that are not presently known to it or that the Company currently considers to be immaterial to its operations.  Investors should carefully consider each of the following risks and all of the other information contained in this Annual Report on Form 10-K. Some of these risks relate principally to the Company’s relationship with SITE Centers, while others relate principally to the Company’s business and the industry in which it operates or to the securities markets generally and ownership of the Company’s common shares. If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be negatively affected.

Risks Related to the Company’s Strategy

•

The Company may have difficulty selling its real estate investments at attractive prices or at all, and its ability to distribute all or a portion of the net proceeds from any such sales to its shareholders will be limited by the terms of its mortgage financing. Furthermore, due to the dividend preference of the Company’s series A preferred shares, distributions of sale proceeds to holders of the Company’s common shares are unlikely to occur until after aggregate dividends have been paid on the series A preferred shares in an amount equal to the preference amount.

•	The Company’s real estate assets may be subject to impairment charges.
•	The Company’s Board of Directors and management may change the Company’s strategy without shareholder approval.
•	The Company may adopt a plan of liquidation, which may have adverse tax and other consequences.
•	The Company may establish a reserve fund with proceeds of its final asset sales in order to satisfy claims.

Risks Related to the Company’s Business Operations and Properties

•

The economic performance and value of the Company’s shopping centers depend on many factors, including the economic climate and local conditions, each of which could have an adverse impact on the Company’s cash flows and operating results.

•	E-commerce may continue to have an adverse impact on the Company’s tenants and business.
•	The COVID-19 pandemic has had, and will likely continue to have, a significant impact on the Company, the execution of its strategy and its tenants’ businesses.
•	The Company relies on major tenants, making it vulnerable to changes in the business and financial condition of, or demand for its space by, such tenants.
•	The Company’s dependence on rental income may adversely affect its ability to meet its debt obligations and make distributions to shareholders.
•	The Company’s expenses may remain constant or increase even if income from the Company’s properties decreases.

•	The Company is subject to risks relating to the Puerto Rican economy and government.
•

Geographic concentration of the Company’s properties makes it vulnerable to natural disasters, extreme weather conditions and climate change.  An uninsured loss or a loss that exceeds the limits of the Company’s insurance policies could subject the Company to a loss of capital and revenue.

•	The Company’s real estate investments may contain environmental risks that could adversely affect its results of operations.
•	A disruption, failure, or breach of the Company’s networks or systems, including as a result of cyber-attacks, could harm its business.
•	Violent crime, including terrorism and mass shootings, or civil unrest may affect the markets in which the Company operates its business and its profitability.

Risks Relating to the Company’s Financing and Liquidity

•	The Company’s cash flows and operating results could be adversely affected by required payments of debt or related interest and other risks of its debt financing.
•	The Company’s financial condition and operations could be adversely affected by restrictive covenants in its indebtedness and preferred equity instruments.
•	The Company has variable-rate debt and interest rate risk subject to a cap.
•	The Company may be adversely affected by the potential discontinuation of LIBOR.
•	Liquidity constraints could impact the Company’s ability to pursue its strategy and make distributions to its shareholders.

Risks Related to the Company’s Relationship with SITE Centers and the Manager

•

The Company is dependent on the Manager, SITE Centers and its key personnel who provide services to the Company, and the Company may not find a suitable replacement for the Manager if the Management Agreements are terminated, or for key personnel if they leave SITE Centers or otherwise become unavailable to the Company.

•	The Company may have conflicts of interest with SITE Centers and the Manager.
•

The Management Agreements with the Manager were not negotiated on an arm’s-length basis and may not be as favorable to the Company as if they had been negotiated with an unaffiliated third party and may be difficult to terminate.

Risks Related to the Company’s Common Shares

•	If an active trading market for the Company’s common shares is not sustained, ability to sell shares when desired and the prices obtained will be adversely affected.
•	The Company has not established a minimum distribution payment level, and it cannot assure investors of its ability to make distributions in the future.
•	Offerings of debt or equity securities, which would rank senior to the Company’s common shares, may adversely affect the market price for the Company’s common shares.
•	The Company is an “Emerging Growth Company,” and it cannot be certain if the reduced disclosure requirements applicable to Emerging Growth Companies make its securities less attractive to investors.

Risks Related to the Company’s Organization and Structure

•

Provisions in the Company’s Articles of Incorporation and Code of Regulations could have the effect of delaying, deferring or preventing a change in control, even if that change may be considered beneficial by some of the Company’s shareholders, which could reduce the market price of the Company’s common shares.

•

The Company has significant shareholders who may exert influence on the Company as a result of their considerable beneficial ownership of the Company’s common shares, and their interests may differ from the interests of other shareholders.

•

Substantially all of the Company’s assets are owned by subsidiaries, and the creditors of these subsidiaries are entitled to amounts payable to them by the subsidiaries before the subsidiaries may pay any dividends or other distributions to the Company.

Risks Related to the Company’s Taxation as a REIT

•

If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax as a regular corporation and could have significant tax liability, which may have a significant adverse consequence to the value of the Company’s common shares.

•	The REIT rules relating to prohibited transactions could affect the Company’s disposition of assets and adversely affect its profitability.
•

The Company may be forced to borrow funds to maintain its REIT status, and the unavailability of such capital on favorable terms at the desired times, or at all, may cause the Company to curtail its investment activities and/or to dispose of assets at inopportune times, which could materially and adversely affect the Company.

•	Dividends paid by REITs generally do not qualify for reduced tax rates.
•

Certain foreign shareholders may be subject to U.S. federal income tax on gain recognized on a disposition of the Company’s common shares if the Company does not qualify as a “domestically controlled” REIT.

•	Legislative or other actions affecting REITs could have a negative effect on the Company.

General Risks Relating to Investments in the Company’s Securities

•	Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect the Company’s business.
•	The Company may be subject to litigation that could adversely affect its results of operations.

The risk factors summarized above are discussed in greater detail below.

Risks Related to the Company’s Strategy

The Company May Have Difficulty Selling Its Real Estate Investments at Attractive Prices or at All, and Its Ability to Distribute All or a Portion of the Net Proceeds from Any Such Sales to Its Shareholders Will Be Limited by the Terms of Its Mortgage Financing. Furthermore, Due to the Dividend Preference of the Company’s Series A Preferred Shares, Distributions of Sale Proceeds to Holders of the Company’s Common Shares Are Unlikely to Occur Until After Aggregate Dividends Have Been Paid on the Series A Preferred Shares in an Amount Equal to the Preference Amount.

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

Furthermore, real estate investments are relatively illiquid and, as a result, there can be no assurance that the Company will be able to sell its properties on favorable terms or at all. Moreover, real estate sales prices are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers and financing, the perceived quality and dependability of income flows from tenants and a number of other factors, both local and national. A significant number of the Company’s remaining properties are located in Puerto Rico, including five enclosed malls, which face greater challenges to sell and finance in the current environment.  Sales of the Company’s properties in Puerto Rico are subject to additional challenges and uncertainties, including that there have been very few sales of comparable assets in Puerto Rico in recent years, the number of potential buyers for Puerto Rico assets is likely more limited than for continental U.S. assets, the availability of financing for Puerto Rico properties is less certain and economic and political conditions in Puerto Rico may differ materially from those in the continental U.S.  Accordingly, the Company may not be able to sell its properties in Puerto Rico at prices as attractive as those it has achieved for the properties sold in the continental U.S., or at all.  Subject to certain exceptions, the terms of the mortgage financing also prohibit sales of the Company’s continental U.S. properties unless prices equal or exceed the release price designated for a specific property. To the extent the Company does not receive offers for its properties that exceed applicable release prices, the Company may be unable to sell assets unless it is able to refinance or amend the terms of the mortgage financing. Future sale prices may differ materially from the Company’s book values and from appraised values previously obtained for those assets, and when the Company sells any of its assets, it may recognize a loss on such sale.

A significant number of the Company’s remaining properties are larger in terms of net operating income and GLA than the properties that have previously been sold by the Company.  The Company expects that the market for these larger properties (especially enclosed malls) may be less liquid and more fragmented than the market for many of the properties it has already sold.  Accordingly, prices and capitalization rates obtained for properties previously sold by the Company may not be representative of prices and capitalization rates obtained in connection with the disposition of the Company’s remaining assets, and it is possible that many of the Company’s remaining properties will be sold at cap rates higher than what the Company achieved for the properties it has sold to date.  Challenges to the disposition of the Company’s remaining properties have been exacerbated by the COVID-19 pandemic.  For more information, see the risk factor below titled, “Risks Relating to the Company’s Business Operations and Properties— The COVID-19 Pandemic Has Had, and Will Likely Continue to Have, a Significant Impact on the Company, the Execution of Its Strategy and Its Tenants’ Businesses.”

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

The Company’s ability to sell its properties may also be limited by its need to avoid the 100% prohibited transactions tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property, unless the disposition qualifies for a safe harbor under the Code. In order to ensure that a property disposition qualifies for the safe harbor, the Company may be required to hold such property for a minimum period of time and comply with certain other requirements in the Code. The Company owns certain of its properties in its TRS in order to mitigate the application of the prohibited transactions tax.  Gain from the disposition of properties owned indirectly through a TRS is not subject to the 100% prohibited transactions tax, but such gain would be subject to tax at the TRS level (the current U.S. federal income tax rate applicable to corporations is 21%). If the Company is not able to sell its properties at the prices it expects and in a cost-efficient manner, its profitability and its ability to meet debt and other financial obligations and make distributions to shareholders could be materially and adversely affected.

The Company’s Real Estate Assets May Be Subject to Impairment Charges.

On a periodic basis, the Company assesses whether there are any indicators that the value of its real estate assets may be impaired. A property’s value is impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In the Company’s estimate of projected cash flows, it considers factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. As the Company evaluates the potential sale of an asset, the undiscounted future cash flow considerations include the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information. The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate assets. These assessments have a direct impact on the Company’s earnings because recording an impairment charge results in an immediate negative adjustment to earnings. There can be no assurance that the Company will not take significant impairment charges in the future, especially in light of the Company’s strategy to sell properties. Any future impairment could have a material adverse effect on the Company’s results of operations in the period in which the charge is taken.

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

The Company May Establish a Reserve Fund with Proceeds of Its Final Asset Sales in Order to Satisfy Claims.

The Company will likely seek to file articles of dissolution with the Secretary of State of the State of Ohio shortly after the sale of all of the Company’s remaining assets or at such time as it transfers its remaining assets, subject to its liabilities, into a liquidating entity. Pursuant to Ohio law, the Company would continue to exist for a period of five years following the filing of the articles of dissolution for the purpose of paying, satisfying and discharging any debts or obligations, collecting and distributing its assets, and doing all other acts required to liquidate and wind up its business and affairs. Under Ohio law, if the Company makes distributions to its shareholders without making adequate provisions for payment of creditors’ claims, the Company’s shareholders could be liable to creditors to the extent of any payments due to creditors (up to the aggregate amount previously received by the shareholder from the Company). Therefore, the Company may establish a reserve fund with a portion of the proceeds from its final asset sales in order to satisfy and discharge any unknown or contingent claims, debts or obligations which might arise during the five-year period subsequent to the filing of the articles of dissolution.  As a result, it is likely that the Company would not distribute all proceeds from sales of its final assets until months or years following the date of such sales.

Risks Relating to the Company’s Business Operations and Properties

The Economic Performance and Value of the Company’s Shopping Centers Depend on Many Factors, Each of Which Could Have an Adverse Impact on the Company’s Cash Flows and Operating Results.

The economic performance and value of the Company’s real estate holdings can be affected by many factors, including the following:

•	Changes in the national, regional, local and international economic climate, including as a result of the COVID-19 pandemic;
•	Local conditions, such as an oversupply of space or a reduction in demand for real estate in the area and population, demographic and employment trends;
•	The attractiveness of the properties to tenants;

•	The increase in consumer purchases through the internet;
•	The Company’s ability to secure adequate management services to maintain its properties;
•	Increased operating costs, if these costs cannot be passed through to tenants and
•	The expense of periodically renovating, repairing and re-letting spaces.

Because the Company’s properties consist of retail shopping centers, the Company’s performance is linked to general economic conditions in the retail market, including conditions that affect consumers’ purchasing behaviors and disposable income. The market for retail space has been and may continue to be adversely affected by the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, increases in consumer internet purchases, the excess amount of retail space in a number of markets and weakness in the national, regional and local economies. The Company’s performance is affected by its tenants’ results of operations, which are impacted by consumer preferences and macroeconomic factors that affect consumers’ ability to purchase goods and services. If the price of the goods and services offered by its tenants materially increases, including as a result of increases in taxes or tariffs resulting from, among other things, potential changes in the Code, the operating results and the financial condition of the Company’s tenants and demand for retail space could be adversely affected. To the extent that any of these conditions occur, they are likely to affect market rents for retail space. In addition, the Company may face challenges in the management and maintenance of its properties or incur increased operating costs, such as real estate taxes, insurance and utilities, that may make its properties unattractive to tenants. In addition, the Company’s properties compete with numerous shopping venues, including regional malls, outlet centers, other shopping centers and e-commerce, in attracting and retaining retailers. As of December 31, 2020, leases at the Company’s properties were scheduled to expire on a total of approximately 9% of leased GLA during 2021. For those leases that renew, rental rates upon renewal may be lower than current rates. For those leases that do not renew, the Company may not be able to promptly re-lease the space on favorable terms or with reasonable capital investments. Such events may adversely affect the Company’s financial condition and operating results, its ability to satisfy debt obligations and make distributions to shareholders and its ability to sell properties on attractive terms or at all.

E-commerce May Continue to Have an Adverse Impact on the Company’s Tenants and Business.

E-commerce has been broadly embraced by the public, including throughout the COVID-19 pandemic, and growth in the e‑commerce share of overall consumer sales is likely to continue in the future.  Many of the Company’s tenants have been negatively impacted by increasing competition from internet retailers, and this trend could affect the way current and future tenants lease space. For example, the migration toward e-commerce has led many omni-channel retailers to reduce the number and size of their traditional “brick and mortar” locations, use such locations for curbside pickup of items ordered online and increasingly rely on e-commerce and alternative distribution channels. The COVID-19 pandemic has likely accelerated many of these trends.  The Company cannot predict with certainty how growth in e-commerce will impact the demand for space at its properties or how much revenue will be generated at traditional store locations in the future. If the Company is unable to anticipate and respond promptly to trends in retailer and consumer behavior, or if demand for traditional retail space significantly decreases, the Company’s occupancy levels and operating results could be materially and adversely affected.

The COVID-19 Pandemic Has Had, and Will Likely Continue to Have, a Significant Impact on the Company, the Execution of Its Strategy and Its Tenants’ Businesses.

The Company’s business and the businesses of its tenants have been, and are likely to continue to be, significantly impacted by the COVID-19 pandemic and the public perception of and reaction to the related risks. Beginning in March 2020, the COVID-19 pandemic resulted in the closure of many tenant businesses and substantially reduced foot traffic at open tenant businesses as a result of social distancing restrictions. Beginning in April 2020, a significant number of tenants failed to pay some or all of their monthly rent obligations, and the Company received a substantial number of tenant requests for rent relief and claims for abatement. In many cases, the Company agreed to defer these unpaid tenant rent obligations until 2021 and beyond, although it remains uncertain whether these rents will ultimately be paid in accordance with the terms of the deferral arrangements.  Social distancing measures, local regulations and the public’s concern regarding health risks posed by the pandemic continue to adversely impact many tenants’ sales and operations and their ability to finance their businesses and satisfy their obligations, including rent owed to the Company.  Although rent collection levels improved in the third and fourth quarters of 2020, relative to the second quarter, rent collections levels remained below historical averages and future collections may be negatively impacted by continuing surges in COVID-19 contagion in 2021 and continued restrictions on tenant businesses as a result thereof.  Lower levels of leasing activity, both before and during the pandemic, curfews and greater operating restrictions in place in Puerto Rico, for most of 2020 and early 2021, have contributed to a slower recovery in Puerto Rico from the effects of the COVID-19 pandemic, and occupancy, leasing spreads and collection rates within the Company’s Puerto Rico portfolio (especially its enclosed malls) are likely to continue to lag behind those at continental U.S. shopping centers in 2021.

The resumption of normalized business activity levels and conditions remains uncertain and may be adversely impacted by state and local government restrictions, disruptions in inventory supply chains from local and international suppliers, staffing challenges, the public’s perception of continued health risks relating to the COVID-19 pandemic and the availability of related treatments and vaccines. Furthermore, in certain instances, the impact of COVID-19 and concerns of local resurgences in contagion have caused prospective tenants to abandon or delay new store growth plans or choose to lease fewer spaces, which has led to a decline in leasing volumes relative to historical levels and may ultimately result in diminished demand for space and lower rents for the Company’s properties. Such events may also increase the risk of delays in completing tenant build-outs, delivering space to new tenants and achieving rent commencement dates with respect to recently executed leases. Additionally, the impacts of the COVID-19 pandemic have contributed to an increase in retail businesses filing for bankruptcy protection and may accelerate consumers’ adoption of e‑commerce within certain retail categories as an alternative to shopping at physical store locations.  The Company may not be able to recover any amounts from insurance carriers in order to mitigate the impact of lost tenant revenues.  The Company’s periodic assessment of tenants’ ability to pay outstanding obligations, including rent obligations deferred because of the COVID-19 pandemic, may also result in reductions to rental revenue on account of previously accrued rents for which collection is no longer considered probable.

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

In addition to the impacts and uncertainties listed above, the COVID-19 pandemic has resulted in other real estate companies and investment funds curtailing or abandoning planned acquisition or development activity, which in turn has adversely impacted the Company’s ability to market its remaining properties for sale and the level of pricing and demand for such properties by potential buyers.  Pricing for larger properties, including enclosed malls, and properties comprised of a significant number of tenants deemed “non-essential” by local COVID-19 related ordinances has become especially challenging. A decrease in the expected level of pricing for the Company’s assets could result in the recognition of additional impairment charges. Furthermore, the COVID-19 pandemic has negatively affected commercial mortgage-backed financing markets for retail real estate assets similar to those owned by the Company, which, in turn, has negatively affected the ability of potential buyers of the Company’s real estate assets to obtain necessary financing on favorable terms or at all.

The impact of the COVID-19 pandemic could also exacerbate the risks described herein.  Any of the foregoing risks, or related risks that the Company is unable to predict due to changing circumstances relating to the impacts of the COVID-19 pandemic, could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company Relies on Major Tenants, Making It Vulnerable to Changes in the Business and Financial Condition of, or Demand for Its Space by, Such Tenants.

As of December 31, 2020, the annualized base rental revenues of the Company’s tenants that were equal to or exceed 3.0% of the Company’s aggregate annualized shopping center base rental revenues, were as follows:

Tenant	% of Shopping Center Base Rental Revenues
Walmart Inc.	5.3%
PetSmart, Inc.	3.4%
Bed Bath & Beyond Inc.	3.0%

The retail shopping sector has been affected by economic conditions, including increases in consumer internet purchases, as well as the competitive nature of the retail business and the competition for market share where stronger retailers have out-positioned some of the weaker retailers. In many cases, these shifts have been accelerated by the COVID-19 pandemic and have resulted in weaker retailers losing market share and, in some cases, declaring bankruptcy and/or closing stores.  In some cases, major tenants may declare bankruptcy or might take advantage of early termination of leases in connection with a plan to close stores. Bankruptcies, store closures and reduced expansion plans by conventional department stores and national chains in recent years have resulted in a smaller overall number of tenants requiring large store formats.

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

The Company’s Dependence on Rental Income May Adversely Affect Its Ability to Meet Its Debt Obligations and Make Distributions to Shareholders.

Substantially all of the Company’s operating income is derived from rental income from real property.  As a result, the Company’s performance depends on its ability to collect rent from tenants.  The Company’s income and funds available for repayment of indebtedness and distribution to shareholders would be negatively affected if a significant number of its tenants, or any of its major tenants, were to do the following:

•	Experience a downturn in their business that significantly weakens their ability to meet their obligations to the Company;
•	Delay lease commencements;
•	Decline to extend or renew leases upon expiration;
•	Fail to make rental payments when due or
•	Close stores or declare bankruptcy.

Any of these actions could result in the termination of tenants’ leases and the loss of rental income attributable to the terminated leases.  Lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises may also permit other tenants in the same shopping centers to terminate their leases or reduce the amount of rent they pay pursuant to the terms of their leases.  In addition, the Company cannot be certain that any tenant whose lease expires will renew that lease or that the Company will be able to re-lease space on economically advantageous terms.  The loss of rental revenues from a number of the Company’s major tenants and its inability to replace such tenants may adversely affect the Company’s profitability, its ability to meet debt and other financial obligations and make distributions to shareholders and its ability to sell properties on attractive terms or at all.

The Company’s Expenses May Remain Constant or Increase Even if Income from the Company’s Properties Decreases.

Costs associated with the Company’s business, such as common area expenses, utilities, insurance, real estate taxes, mortgage payments and corporate expenses, are relatively inflexible and generally do not decrease in the event that a property is not fully occupied, rental rates decrease, a tenant fails to pay rent or other circumstances cause the Company’s revenues to decrease.  In addition, inflation could result in higher operating costs.  If the Company is unable to lower its operating costs when revenues decline and/or is unable to pass along cost increases to tenants, the Company’s cash flows, profitability and ability to make distributions to shareholders could be adversely impacted.

The Company Is Subject to Risks Relating to the Puerto Rican Economy and Government.

As of December 31, 2020, the Company owned 11 assets in Puerto Rico, aggregating 4.0 million square feet of Company-owned GLA.  Puerto Rico assets represented 52% of the Company’s total consolidated revenue and 51% of the Company’s consolidated property revenue less property expenses (i.e., property net operating income) for the year ended December 31, 2020.  Additionally, these assets accounted for 47% of Company-owned GLA at December 31, 2020.

For approximately 15 years, the Puerto Rico economy has experienced a sustained downturn, and its government has operated at substantial spending deficits.  These economic conditions, which have been exacerbated by severe weather events and natural disasters, have adversely affected the government’s cash flows and resulted in defaults on various municipal and other bonds issued by its government and certain utility companies.  In addition, a series of COVID‑19 related executive orders issued by the Puerto Rico government since March 2020 have placed greater restrictions on non-essential businesses, including capacity limitations and hours of operations restrictions on the commercial and retail sectors.

In 2016, the U.S. Congress enacted the Puerto Rico Oversight, Management and Economic Stability Act (known as “PROMESA”) to provide a debt restructuring framework for the territorial government of Puerto Rico and its creditors. PROMESA, among other things, established a seven-member federally appointed oversight and management board (the “FOMB”) with broad powers over the finances of the government of Puerto Rico and its instrumentalities. A series of events, including the COVID-19 pandemic, the “on‑boarding” process of four recently appointed incoming members of the FOMB and changes in the makeup of Puerto Rico’s government has caused delays in Puerto Rico’s restructuring process. In addition, the FOMB has the authority to request, consider, approve and certify annual fiscal plans and budgets for the Island and its public corporations, including the Electric

Power Authority and the Aqueduct and Sewer Authority, which may require the adjustment of utility rates and thus increase the operational costs of businesses in Puerto Rico.

Furthermore, unreliability and significantly higher cost of utilities and other government services, the inability to quickly and fully recover from past and future severe weather events, natural disasters and pandemics (including as a result of the delay or failure to receive recovery funds allocated by U.S. Congress), past political instability and a continued economic downturn have resulted in continued migration of residents of Puerto Rico to mainland United States and elsewhere, which could continue to decrease the territory’s tax base, thereby exacerbating the government’s cash flow issues and further decreasing the number of consumers in Puerto Rico. These risks could further challenge the profitability of tenants at the Company’s Puerto Rico properties, cause national retailers to reconsider their commitments to the Puerto Rico market and adversely impact the Company’s cash flows and ability to lease or sell its Puerto Rico properties.

Geographic Concentration of the Company’s Properties Makes It Vulnerable to Natural Disasters, Extreme Weather Conditions and Climate Change. An Uninsured Loss or a Loss That Exceeds the Limits of the Company’s Insurance Policies Could Subject the Company to a Loss of Capital and Revenue.

A significant number of the Company’s properties are located in areas that are susceptible to tropical storms, hurricanes, tornadoes, earthquakes, wildfires, sea-level rise and other natural disasters. In particular, properties located in Puerto Rico comprised 52% of the Company’s consolidated revenue for the year ended December 31, 2020. Extreme weather events and natural disasters in recent years, including Hurricane Maria, which made landfall in Puerto Rico in September 2017, and recurring earthquake activity in early 2020, have adversely impacted the insurance marketplace.  The Company’s insurance premiums have increased in recent years and the potential increase in the frequency and intensity of natural disasters, extreme weather-related events and climate change in the future may further limit the types of coverage and the coverage limits the Company is able to obtain on commercially reasonable terms.  These natural disasters and extreme weather conditions may also disrupt the business of the Company’s tenants, which may affect the ability of some tenants to pay rent and may reduce the willingness of tenants to remain in or move to areas affected by these conditions, including Puerto Rico.  The process of repairing and restoring properties impacted by these events may also hinder or delay the Company’s ability to sell these properties even if the Company is adequately insured with respect to the damage.

The Company maintains (i) all-risk property insurance with limits of $150 million per occurrence and in the aggregate for properties in the continental U.S. and $200 million per occurrence and in the aggregate for properties in Puerto Rico and (ii) general liability insurance with limits of $100 million, per occurrence and in the aggregate, for properties in the continental United States and Puerto Rico, in each case subject to various conditions, exclusions, deductibles and sub-limits for certain perils such as flood and earthquake. Coverage for a named windstorm for the Company’s continental U. S. properties is subject to a deductible of 2% of the total insured value of each property and for the Company’s Puerto Rico properties is subject to a deductible of 1% of the total insured value of each property. The Company also carries insurance for acts of terrorism up to $100 million per occurrence relating to property damage in the continental United States and $128 million per occurrence relating to property damage in Puerto Rico. Should a loss occur that is uninsured or is in an amount exceeding the applicable policy limit, or in the event of a loss that is subject to a substantial deductible under an insurance policy, the Company could lose all or part of its capital invested in, and anticipated revenue from, one or more of its properties, which could have a material adverse effect on the Company’s operating results and financial condition, as well as its ability to make distributions to shareholders.

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

A Disruption, Failure or Breach of the Company’s Networks or Systems, Including as a Result of Cyber-Attacks, Could Harm Its Business.

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

Violent Crime, Including Terrorism and Mass Shootings, or Civil Unrest May Affect the Markets in Which the Company Operates Its Business and Its Profitability.

Certain of the Company’s properties are located in or near major metropolitan areas or other areas that have experienced, and remain susceptible to, violent crime, including terrorist attacks and mass shootings, and civil unrest. Any kind of violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses), or civil unrest could alter shopping habits, deter customers from visiting the Company’s shopping centers or result in damage to its properties, which would have a negative effect on the Company’s business, the operations of its tenants and the value of its properties.

Risks Relating to the Company’s Financing and Liquidity

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
•

The Company may lose its ability to access and utilize cash generated from the operation of its properties in the event it fails to satisfy certain debt yield requirements, thereby reducing funds available for capital maintenance, re-leasing space and other operating expenses and for distribution to the Company’s shareholders;

•	Restrictive covenants may limit the Company’s ability to incur additional indebtedness or undertake certain other actions in the course of its business;
•	Required debt payments are not reduced if the economic performance of any property declines;
•

Any default on the Company’s indebtedness could result in acceleration of those obligations, which could result in the acceleration of other debt obligations and possible loss of properties to foreclosure and

•	The Company may not be able to extend or refinance existing indebtedness, or the terms of the refinancing may be less favorable to the Company than the terms of existing debt.

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

The Company’s Financial Condition and Operations Could Be Adversely Affected by Restrictive Covenants in Its Indebtedness and Preferred Equity Instruments.

The instruments governing the Company’s debt, including the mortgage financing, contain operating covenants, as well as important limitations on the Company’s ability to incur additional indebtedness, sell one or more of its assets, make distributions to shareholders and access operating cash from properties. These instruments also contain customary default provisions, including the failure to pay principal and interest issued thereunder in a timely manner, the failure to comply with certain covenants and the failure of the Company or its subsidiaries to pay when due certain indebtedness beyond applicable grace and cure periods. These covenants also limit the Company’s ability to obtain additional funds needed to address cash shortfalls, improve properties or pursue opportunities or transactions that would provide substantial return to its shareholders. In addition, the instrument governing the Company’s series A preferred shares also contains operating covenants which restrict the Company’s ability to make distributions on its common shares, consummate certain investments, acquire other businesses or assets, develop or redevelop properties or make loans to third parties.  A breach of these covenants could cause a default and acceleration of some or all of the Company’s indebtedness or trigger a mandatory redemption of the series A preferred shares, which could have a material adverse effect on the Company’s financial condition. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources and Financing Activities” in this Annual Report on Form 10-K.

The Company Has Variable-Rate Debt and Interest Rate Risk Subject to a Cap.

The Company has indebtedness with interest rates that vary depending upon the market index.  In particular, the Company’s mortgage financing bears interest, at December 31, 2020, at a variable rate equal to the one-month LIBOR rate plus 3.94% per annum, subject to an interest rate cap of 4.5% on the one-month LIBOR rate.  The mortgage financing is composed of several tranches of debt with interest rates varying by seniority, and the weighted-average interest rate spread applicable to the mortgage financing will increase over time as the servicer applies prepayments (including prepayments made with net proceeds from the Company’s asset sales) to more senior tranches of the loan. As of December 31, 2020, the interest rate was 4.1%.  The Company may incur additional variable-rate debt in the future to the extent permitted by the terms of the mortgage financing or any refinancing thereof. Increases in interest rates would increase the Company’s interest expense, which would negatively affect net earnings and cash available for payment of its debt obligations and distributions to its shareholders.

The Company May Be Adversely Affected by the Potential Discontinuation of LIBOR.

In July 2017, the Financial Conduct Authority (“FCA,” the United Kingdom authority that regulates LIBOR) announced that numerous banks had approached the FCA and expressed a desire to cease providing LIBOR-related quotations to ICE Benchmark Administration Limited (“IBA”) for the calculation of LIBOR after 2021.  The FCA went on to explain that it was negotiating an agreement with each of the LIBOR panel banks that would see those banks continue to voluntarily submit quotations to IBA through the end of 2021.  On November 24, 2017, the FCA confirmed that the LIBOR panel banks had agreed to support LIBOR until December 31, 2021, but the banks made no commitment to continue doing so after that date.

On November 30, 2020, however, IBA announced that it would consult the market on its intention to cease the publication of only the one-week and two-month U.S. dollar LIBOR settings on December 31, 2021, with publication of the remaining U.S. dollar LIBOR settings being discontinued after June 30, 2023, subject to any rights of the FCA to compel IBA to continue publication.  In conjunction with IBA’s November 30, 2020, announcement, the FCA issued a statement welcoming and supporting IBA’s stated intention to extend the expected cessation date for the dominant tenors of the U.S. dollar to June 30, 2023.  At the same time, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and other U.S. banking regulators acknowledged IBA’s actions and issued guidance encouraging financial institutions to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021, in order to facilitate an orderly LIBOR transition.

The Alternative Reference Rates Committee (“ARRC”) has proposed that rates derived from the Secured Overnight Financing Rate (“SOFR”) serve as the alternative to LIBOR for use in derivatives and other financial contracts currently indexed to LIBOR.  ARRC has proposed a paced market transition plan to SOFR from LIBOR, which may be subject to change if the expected U.S. dollar LIBOR cessation date for the dominant tenors is extended to June 30, 2023.  On October 21, 2020, the U.S. Department of Treasury, the Federal Reserve and other U.S. regulators confirmed that the use of SOFR is voluntary, and market participants should seek to transition away from LIBOR in the manner that is most appropriate given their specific circumstances.  The emergence of alternatives to SOFR and their acceptance by market participants could impact contracts, securities and instruments that reference SOFR, including contracts, securities and instruments linked to U.S. dollar LIBOR that would transition to SOFR upon a benchmark transition event.

In March 2020, the ARRC proposed legislation that could impact certain contracts, securities and instruments tied to U.S. dollar LIBOR if such legislation (or something similar) were to become state or federal law.  Similarly, in the United Kingdom, the FCA is seeking new powers from Parliament that, if granted, would allow the FCA to, among other things, compel IBA to change the methodology it currently uses to calculate LIBOR.  Actions taken by the FCA, including actions taken in accordance with any new powers it receives from Parliament, could have an impact on contracts, securities and instruments linked to U.S. dollar LIBOR.  So too could future announcements by the FCA, IBA or U.S. banking regulators that impact contracts, securities and instruments linked to U.S. dollar LIBOR that contemplate transitioning to SOFR upon a benchmark transition event.  Likewise, contracts, securities and instruments linked to U.S. dollar LIBOR may be impacted by decisions by U.S. dollar LIBOR panel banks that give rise to or otherwise impact non-representative determinations that the FCA may be responsible for making.  The full impact of the expected transition away from LIBOR and the potential discontinuation of LIBOR after 2021 is not known, but the replacement rate or alternative base rate could be higher or more volatile than LIBOR, which could adversely affect the Company’s cash flow, financial condition and results of operations.

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

The Management Agreements are currently scheduled to expire on June 30, 2021, with automatic six-month renewals thereafter subject to the right of the Company or the Manager to terminate the Management Agreements upon delivery of written notice at least 60 days in advance of any expiration date. If the Management Agreements are terminated by SITE Centers, the Company may incur expenses and disruptions in transitioning to a replacement manager, and if no suitable replacement manager is found to manage the Company and its properties, the Company likely would not be able to execute its business plan.  Given the scale of the Company’s current operations and its disposition strategy, the fees charged by any replacement manager could exceed the level of fees currently paid by the Company to SITE Centers.

The Company May Have Conflicts of Interest with SITE Centers and the Manager.

The Company is subject to conflicts of interest arising out of its relationships with SITE Centers and the Manager. Specifically, all of the Company’s executive officers are executives of SITE Centers. SITE Centers and the Company’s executive officers may have conflicts between their duties to the Company and their duties to, and interests in, SITE Centers. Conflicts with the Company’s business and interests are most likely to arise from any amendment of the Management Agreements, involvement in activities related to the allocation of SITE Centers’ management’s time and services between the Company and SITE Centers, the terms and timing of sales of the Company properties and the lease of vacant space or renewal of existing leases at the Company’s properties, which may be located near and compete with properties owned or managed by affiliates of SITE Centers.

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

Furthermore, as a holder of the Company’s series A preferred shares, which are entitled to a dividend preference over the Company’s common shares and restrict the ability of the Company to consummate certain transactions, the interests of SITE Centers, as well as the Manager, may not always align with those of the holders of the Company’s common shares. For instance, SITE Centers and the Manager may pursue certain dispositions or transactions that hasten the redemption of the series A preferred shares but that do not maximize value of the Company’s assets. This, in turn, could hurt the Company’s ability to make distributions to the holders of its common shares, as well as the market price of the Company’s common shares.

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

The Property Management Agreements may be terminated on June 30, 2021, or if extended, at the end of any subsequent six-month term, by the Manager or by the Company, upon the provision of notice 60 days in advance.

The External Management Agreement may be terminated on June 30, 2021, or, if extended, at the end of any subsequent six-month term by the Manager or by a majority of the independent directors that, with respect to the relevant action to be taken under the External Management Agreement, are “disinterested directors” (as such term is used in section 1701.60 of the Ohio Revised Code (the “Ohio Code”)) on the Board of Directors, upon the provision of notice 60 days in advance.

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

Pursuant to the Management Agreements, the Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of the Board of Directors in following or declining to follow its advice or recommendations. The Manager maintains a contractual as opposed to a fiduciary relationship with the Company. Under the terms of the External Management Agreement, the Company will indemnify the Manager and its affiliates, as well as their respective officers (and persons serving as officers of the Company at the request of SITE Centers or the Company’s Board of Directors), directors, equity holders, members, partners and employees, for all liability, claims, damages and losses in the performance of their duties under the External Management Agreement, and related expenses, except to the extent arising from any act or omission on their part that is determined to constitute gross negligence or willful misconduct. Under the terms of the Property Management Agreements, the Company will indemnify the Manager for all liabilities, claims, obligations, expenses, losses, damages, judgments or other injuries that SITE Centers suffers in connection with (a) the Company’s material breach of the Property Management Agreement, (b) actions taken by the Manager at the Company’s direction, (c) certain contracts assumed by the Company in the event of termination of the Property Management Agreement and (d) the performance of the Manager to the extent in compliance with the Property Management Agreement, except, among other things, in the event that such request for indemnification is caused by the Manager’s gross negligence, fraud or willful misconduct.

Risks Related to the Company’s Common Shares

If an Active Trading Market for the Company’s Common Shares Is Not Sustained, Ability to Sell Shares When Desired and the Prices Obtained Will Be Adversely Affected.

The Company’s common shares are currently listed on the New York Stock Exchange (“NYSE”) under the trading symbol “RVI.” However, there can be no assurance that the Company’s common shares will continue to be listed on the NYSE or that an active trading market for the Company’s common shares will be maintained, especially as the Company continues to execute on its strategy to sell assets and make distributions to shareholders, which could negatively impact the price of the Company’s common shares and market capitalization. As the Company sells assets and distributes its proceeds to shareholders, the price of its common shares and market capitalization could fall below the NYSE’s minimum requirements, and the Company’s common shares could be delisted.  Additionally, if the Company adopts a plan of liquidation, the NYSE has discretionary authority to delist its common shares.  Accordingly, no assurance can be given as to the ability of the Company’s shareholders to sell their common shares or the price that shareholders may obtain for their common shares.

Some of the factors that could negatively affect the market price of the Company’s common shares include:

•	The Company’s actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategy or prospects;
•	The market’s perception of the amount and timing of the Company’s potential future cash distributions;
•	Changes in the valuation and capitalization rates applicable to the Company’s properties;
•	The ability to sell the Company’s properties on a timely basis and on attractive terms;
•	Actual or perceived conflicts of interest with SITE Centers and individuals, including the Company’s executives, or any termination of the Management Agreements;

•	Equity issuances by the Company, or share sales by its significant shareholders, or the perception that such issuances or sales may occur;
•	The publication of research reports about the Company or the real estate industry;
•	Changes in market valuations of similar companies;
•	The ability to maintain compliance with the terms of the Company’s indebtedness;
•	Adverse market reaction to any refinancing of the mortgage loan or any indebtedness the Company incurs in the future;
•	Additions to or departures of SITE Centers’ key personnel or members of the Company’s Board of Directors;
•	Speculation in the press or investment community;
•	The Company’s failure to meet, or the lowering of, any earnings estimates or those of any securities analysts;
•	The extent of institutional investor interest in the Company;
•	Increases in market interest rates, which may have a negative impact on the number of potential buyers for the Company’s properties and the prices such buyers are willing to pay;
•	Ability to pay distributions to the Company’s shareholders pursuant to its operating and disposition strategy;
•	Changes to the debt markets that could adversely affect the Company’s ability to raise capital or refinance its existing indebtedness;
•	Failure of the Company to qualify as a REIT and the Company’s continued qualification as a REIT;
•	The reputation of REITs generally and the reputation of REITs with similar businesses;
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

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“the JOBS Act”). For so long as the Company remains an emerging growth company, the Company is not required to comply with, among other things, the auditor attestation requirements of the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”). Emerging growth companies are also exempt from the “say on pay” provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of

2010 (“the Dodd-Frank Act”) and are permitted to omit the detailed compensation discussion and analysis and other compensation-related disclosures from proxy statements and reports filed under the Exchange Act.  Investors may find the Company’s common shares less attractive because the Company relies on these provisions. If investors find the Company’s common shares less attractive as a result, there may be a less active trading market for the Company’s shares, and the Company’s share price may be more volatile.

In addition, Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. However, the Company has chosen to “opt out” of such extended transition period, and, as a result, the Company will comply with new or revised accounting standards on the relevant dates adoption of such standards are required for non-emerging growth companies. The Company’s decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Risks Related to the Company’s Organization and Structure

Provisions in the Company’s Articles of Incorporation and Code of Regulations Could Have the Effect of Delaying, Deferring or Preventing a Change in Control, Even if That Change May Be Considered Beneficial by Some of the Company’s Shareholders, Which Could Reduce the Market Price of the Company’s Common Shares.

The Articles of Incorporation and Code of Regulations contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by the Company’s Board of Directors. Among other things, the Articles of Incorporation and Code of Regulations include provisions:

•

Prohibiting any person, except for certain shareholders (including the family of Mr. Alexander Otto) as set forth in the Company’s Articles of Incorporation, from owning more than 5% of the Company’s outstanding common shares in order to maintain the Company’s status as a REIT;

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

Mr. Alexander Otto, who designated Mr. Henrie Koetter to serve as a member of the Board of Directors, is in a position to exert significant influence over the Company because of his considerable beneficial ownership of the Company’s common shares.  As of February 21, 2021, the reported ownership of Mr. Otto was 17.8% of the Company’s common shares and, therefore, Mr. Otto may exert influence with respect to matters that are brought to a vote of the Board of Directors and/or the holders of the Company’s common shares.  Among others, these matters include the election of directors, corporate finance transactions and joint venture activity, merger, acquisition and disposition activity and amendments to the Company’s Articles of Incorporation and Code of Regulations. In the context of major corporate events, the interests of the Company’s significant shareholders may differ from the interests of other shareholders. For example, if a significant shareholder does not support a merger, tender offer, sale of assets or other business combination because the shareholder judges it to be inconsistent with the shareholder’s investment strategy, the Company may be unable to enter into or consummate a transaction that would enable other shareholders to realize a premium over the then-prevailing market prices for common shares. Furthermore, if the Company’s significant shareholders sell substantial amounts of the Company’s common shares in the public market to enhance the shareholders’ liquidity positions, fund alternative investments or for other reasons, the trading price of the Company’s common shares could decline significantly, and other shareholders may be unable to sell their common shares at favorable prices. The Company cannot predict or control how the Company’s significant shareholders may use the influence they will have as a result of their common share holdings.

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

Risks Related to the Company’s Taxation as a REIT.

If the Company Fails to Qualify as a REIT in Any Taxable Year, It Will Be Subject to U.S. Federal Income Tax as a Regular Corporation and Could Have Significant Tax Liability, Which May Have a Significant Adverse Consequence to the Value of the Company’s Common Shares.

The Company intends to operate in a manner that allows it to qualify as a REIT for U.S. federal income tax purposes.  However, REIT qualification requires that the Company satisfy numerous requirements (some on an annual or quarterly basis) established under highly technical and complex provisions of the Code, for which there are a limited number of judicial or administrative interpretations.  The Company’s status as a REIT requires an analysis of various factual matters and circumstances that are not entirely within its control.  Accordingly, the Company’s ability to qualify and remain qualified as a REIT for U.S. federal income tax purposes is not certain.  Even a technical or inadvertent violation of the REIT requirements could jeopardize the Company’s REIT qualification.  Furthermore, Congress or the Internal Revenue Service (“IRS”) might change the tax laws or regulations and the courts could issue new rulings, in each case potentially having a retroactive effect that could make it more difficult or impossible for the Company to continue to qualify as a REIT.  If the Company fails to qualify as a REIT in any tax year, the following would result:

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

To qualify as a REIT, the Company generally must distribute to shareholders at least 90% of its REIT taxable income each year, determined without regard to the dividends paid deduction and excluding any net capital gains, and the Company will be subject to regular corporate income taxes on its undistributed taxable income to the extent that the Company distributes less than 100% of its REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, each year. In addition, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by the Company in any calendar year are less than the sum of 85% of the Company’s ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years. The Company could have a potential distribution shortfall as a result of, among other things, differences in timing between the actual receipt of cash and recognition of income for U.S. federal income tax purposes or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. In order to maintain REIT status and avoid the payment of income and excise taxes, the Company may need to borrow funds to meet the REIT distribution requirements. The Company may not be able to borrow funds on favorable terms or at all, and the Company’s ability to borrow may be restricted by the terms of instruments governing the Company’s existing indebtedness. The Company’s access to third-party sources of capital depends on a number of factors, including the market’s perception of the Company’s growth potential, current debt levels, the market price of common shares and current and potential future earnings. The Company cannot assure shareholders that it will have access to such capital on favorable terms at the desired times, or at all, which may cause the Company to curtail its investment activities and/or to dispose of assets at inopportune times and could materially and adversely affect the Company. The Company may make taxable in-kind distributions of common shares, which may cause shareholders to be required to pay income taxes with respect to such distributions in excess of any cash received, or the Company may be required to withhold taxes with respect to such distributions in excess of any cash shareholders receive.

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

Certain Foreign Shareholders May Be Subject to U.S. Federal Income Tax on Gain Recognized on a Disposition of the Company’s Common Shares if the Company Does Not Qualify as a “Domestically Controlled” REIT.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to U.S. federal income tax on any gain recognized on the disposition.  This tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.”  In general, the

Company will be a domestically controlled REIT if at all times during the five-year period ending on the applicable stockholder’s disposition of the Company’s stock, less than 50% in value of the stock was held directly or indirectly by non-U.S. persons.  If the Company were to fail to qualify as a domestically controlled REIT, gain recognized by a foreign stockholder on a disposition of the Company’s common shares would be subject to U.S. federal income tax unless the common shares were traded on an established securities market and the foreign stockholder did not at any time during a specified testing period directly or indirectly own more than 10% of the outstanding common stock.

Legislative or Other Actions Affecting REITs Could Have a Negative Effect on the Company.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect the Company or its shareholders. The Company cannot predict how changes in the tax laws might affect shareholders or the Company. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect the Company’s ability to qualify as a REIT, the U.S. federal income tax consequences of such qualification or the U.S. federal income tax consequences of an investment in the Company. In addition, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.  Furthermore, potential amendments and technical corrections, as well as interpretations and implementation of regulations by the Treasury and IRS, may have or may in the future occur or be enacted, and, in each case, they could lessen or increase the impact of the Tax Cuts and Jobs Act of 2017 (the “TCJA”).  In addition, states and localities, which often use federal taxable income as a starting point for computing state and local tax liabilities, continue to react to the TCJA, and these reactions may exacerbate its negative, or diminish its positive, effects on the Company. It is impossible to predict the nature or extent of any new tax legislation, regulation or administrative interpretations, but such items could adversely affect the Company’s operating results, financial condition and/or future business planning.

General Risks Relating to Investments in Company Securities

Changes in Accounting Standards Issued by the Financial Accounting Standards Board or Other Standard-Setting Bodies May Adversely Affect the Company’s Business.

The Company’s financial statements are subject to the application of U.S. generally accepted accounting principles (“GAAP”), which is periodically revised and/or expanded. From time to time, the Company is required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and the Securities and Exchange Commission. It is possible that accounting standards the Company is required to adopt may require changes to the current accounting treatment that it applies to its consolidated financial statements and may require it to make significant changes to its systems.  Changes in accounting standards could result in a material adverse impact on the Company’s business, financial condition and results of operations.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

At December 31, 2020, the Company owned 22 assets, composed of 11 continental U.S. assets and 11 assets in Puerto Rico. These properties consist of retail shopping centers (including five enclosed malls) composed of 8.5 million square feet of GLA and are located in nine states and Puerto Rico.  At December 31, 2020, the average annualized base rent of the Company’s assets was $16.25 per square foot.  The Company’s average annualized base rent per occupied square foot does not consider tenant expense reimbursements.  Unrelated to short-term concessions executed related to COVID-19, the Company generally does not enter into significant tenant concessions on a lease-by-lease basis.  The Company’s properties were 87.3% occupied as of December 31, 2020.

Information as to the Company’s 10 largest tenants based on total annualized rental revenues at December 31, 2020, is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Executive Summary–Retail Environment and Company Fundamentals” in this Annual Report on Form 10-K.

Tenant Lease Expirations and Renewals

The following table shows the impact of tenant lease expirations through 2030 for all of RVI’s properties, assuming that none of the tenants exercise any of their renewal options as of December 31, 2020:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2021	102	568	$11,234	$19.78	6.6%	10.9%
2022	113	1,035	16,635	16.07	11.9%	16.1%
2023	89	1,014	14,556	14.36	11.7%	14.1%
2024	104	1,235	17,654	14.29	14.2%	17.1%
2025	91	984	16,724	17.00	11.4%	16.2%
2026	39	568	7,724	13.60	6.6%	7.4%
2027	13	103	1,574	15.28	1.1%	1.5%
2028	7	180	2,082	11.57	2.1%	2.0%
2029	8	190	3,311	17.43	2.2%	3.2%
2030	6	57	809	14.19	0.7%	0.8%
Total	572	5,934	$92,303	$15.55	68.5%	89.3%

The following table shows the impact of tenant lease expirations through 2030 for all of RVI’s Puerto Rico properties, assuming that none of the tenants exercise any of their renewal options as of December 31, 2020:

Expiration Year	No. of Leases Expiring	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)	Average Base Rent per Square Foot Under Expiring Leases	Percentage of Total GLA Represented by Expiring Leases	Percentage of Total Base Rental Revenues Represented by Expiring Leases
2021	70	247	$7,156	$28.97	6.8%	12.9%
2022	78	590	9,994	16.94	16.2%	17.9%
2023	53	469	7,240	15.44	12.8%	13.0%
2024	58	663	9,677	14.60	18.2%	17.4%
2025	42	314	7,924	25.24	8.6%	14.2%
2026	22	178	4,025	22.61	4.9%	7.2%
2027	7	39	749	19.21	1.0%	1.3%
2028	1	2	37	18.50	0.1%	0.1%
2029	1	2	98	49.00	0.1%	0.2%
2030	2	6	121	20.17	0.2%	0.2%
Total	334	2,510	$47,021	$18.73	68.9%	84.4%

The rental payments under certain of these leases will remain constant until the expiration of their base terms, regardless of inflationary increases.  There can be no assurance that any of these leases will be renewed or that any replacement tenants will be obtained if not renewed.

Retail Value Inc.

Property List at December 31, 2020

	Location	Center	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Michigan
1	Grand Rapids, MI	Green Ridge Square	216	$2,595	$12.62	Bed Bath & Beyond, Best Buy, Michaels, Target (Not Owned)

	Minnesota
2	Maple Grove, MN	Maple Grove Crossing	262	$3,237	$13.23	Barnes & Noble, Bed Bath & Beyond, Cub Foods (Not Owned), Kohl's, Michaels

	Mississippi
3	Gulfport, MS	Crossroads Center(2)	555	$6,101	$12.17	Academy Sports, Barnes & Noble, Belk, Burke's Outlet, Cinemark, Michaels, Ross Dress for Less, T.J. Maxx

	New Hampshire
4	Seabrook, NH	Seabrook Commons	175	$2,859	$19.12	Dick's Sporting Goods, Walmart (Not Owned)

	New Jersey
5	Mays Landing, NJ	Wrangleboro Consumer Square	840	$10,815	$13.47	Best Buy, BJ's Wholesale Club, Books-A-Million, Burlington, Christmas Tree Shops, Dick's Sporting Goods, Gabe's, Kohl's, Michaels, PetSmart, Staples, Target

	Ohio
6	North Olmsted, OH	Great Northern Plaza	630	$7,524	$13.54	Best Buy, Big Lots, Burlington, DSW, Home Depot, Jo-Ann, Marc's, PetSmart
7	Solon, OH	Uptown Solon	182	$1,712	$16.23	Bed Bath & Beyond

	Pennsylvania
8	Erie, PA	Peach Street Marketplace(2)	716	$6,599	$10.56	Bed Bath & Beyond, Best Buy (Not Owned), Burlington, Cinemark, Hobby Lobby, Home Depot (Not Owned), Kohl's, Lowe's, Marshalls, PetSmart, Target (Not Owned)
9	Jenkintown, PA	Noble Town Center	168	$1,546	$14.94	Bed Bath & Beyond, PetSmart, Ross Dress for Less

	Texas
10	Houston, TX	Willowbrook Plaza	385	$4,583	$15.99	AMC Theatres, Bed Bath & Beyond, Bel Furniture, buybuy BABY, Cost Plus World Market

	Wisconsin
11	Brown Deer, WI	Marketplace of Brown Deer	405	$3,450	$9.55	Bob's Discount Furniture, Burlington, Michaels, OfficeMax, Pick 'n Save, Ross Dress for Less, T.J. Maxx

Retail Value Inc.

Property List at December 31, 2020

	Location	Center	Owned GLA (000's)	Total Annualized Base Rent (000's)	Average Base Rent (Per SF)(1)	Key Tenants
	Puerto Rico
12	Arecibo, PR	Plaza del Atlántico(3)	223	$2,042	$11.60	Capri
13	Bayamon, PR	Plaza del Sol(3)	598	$16,152	$30.72	Bed Bath & Beyond, Caribbean Cinemas, Dave & Buster's, H & M, Home Depot (Not Owned), Old Navy, Pep Boys, Walmart
14	Bayamon, PR	Plaza Río Hondo(3)	556	$12,780	$24.68	Best Buy, Caribbean Cinemas, Marshalls Mega Store, PetSmart, Pueblo, T.J. Maxx
15	Carolina, PR	Plaza Escorial	525	$7,310	$14.99	Caribbean Cinemas, Home Depot (Not Owned), OfficeMax, Old Navy, Sam's Club, Walmart
16	Cayey, PR	Plaza Cayey	313	$2,764	$9.40	Caribbean Cinemas (Not Owned), Pep Boys, Walmart
17	Fajardo, PR	Plaza Fajardo	274	$3,722	$15.48	Econo, Walmart
18	Guayama, PR	Plaza Walmart	164	$1,365	$9.19	Walmart
19	Hatillo, PR	Plaza del Norte(3)	686	$10,516	$18.44	Burlington, Caribbean Cinemas, Econo Supermarket, JCPenney, OfficeMax, Rooms To Go, Sears, T.J. Maxx
20	Isabela, PR	Plaza Isabela	259	$3,719	$14.88	Selectos Supermarket, Walmart
21	Rio Piedras, PR	Señorial Plaza(3)	202	$1,841	$17.86	Pueblo
22	Vega Baja, PR	Plaza Vega Baja	185	$960	$11.49	Econo

(1)	Calculated as total annualized base rentals divided by Company-owned rent commenced GLA as of December 31, 2020.
(2)	Indicates the asset or portion of the asset is subject to a ground lease. All other assets are owned fee simple.
(3)	Mall asset.

Item 3.	LEGAL PROCEEDINGS

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

Holders, Dividends and Market Information

The Company’s common shares are listed on the NYSE under the ticker symbol “RVI.”  As of March 3, 2021, there were 2,490 record holders.  This total excludes beneficial or non-registered holders that held their shares through various brokerage firms. This figure does not represent the actual number of beneficial owners of the Company’s common shares because common shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

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

None.

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

Cumulative Total Shareholder Return Index

	06/29/18	12/31/18	12/31/19	12/31/20
Retail Value Inc.	$100.00	$81.89	$117.76	$57.03
Russell 2000 Index	$100.00	$82.65	$103.75	$124.46
FTSE NAREIT Equity REITs Total Return Index	$100.00	$94.75	$121.91	$115.67
Item 6.	SELECTED FINANCIAL DATA

The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Retail Value Inc. (“RVI” or the “Company”) (NYSE: RVI) is an Ohio company formed in December 2017 that, as of December 31, 2020, owned and operated a portfolio of 22 assets, composed of 11 continental U.S. assets and 11 assets in Puerto Rico. These properties consisted of retail shopping centers (including five enclosed malls) composed of 8.5 million square feet of Company-owned gross leasable area (“GLA”) and were located in nine states and Puerto Rico. The Company’s continental U.S. properties and Puerto Rico properties comprised approximately 48% and 52%, respectively of its total consolidated revenue for the year ended December 31, 2020.  At December 31, 2020, the aggregate occupancy of the Company’s shopping center portfolio was 87.3%, and the average annualized base rent per occupied square foot was $16.25.  Prior to the Company’s separation on July 1, 2018, the Company was a wholly-owned subsidiary of SITE Centers Corp. (“SITE Centers” or the “Parent Company”).

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

EXECUTIVE SUMMARY

The Company expects to focus on realizing value in its portfolio through operations and sales of its assets.  The Company primarily intends to use net asset sale proceeds first to repay mortgage debt, second to make distributions on account of its series A preferred shares (the “RVI Preferred Shares”) up to the preference amount, and third to make distributions to holders of the Company’s common shares.

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it continues to spread throughout the U. S. and other countries across the world.  Beginning in mid-March, federal, state and local governments took various actions to limit the spread of COVID-19, including ordering the temporary closure of non-essential businesses (which included many of the Company’s tenants) and imposing significant social distancing guidelines and restrictions on the continued operations of essential businesses and the reopening of non-essential businesses.  As of March 4, 2021, approximately 98% of the Company’s tenants, based on average base rents, were open for business, up from a low of approximately 34% in early April 2020.  The COVID-19 pandemic had no impact on the Company’s collection of rents for the first quarter of 2020, but it had a significant impact on collection of rents for April 2020 through January 31, 2021.  The quarterly rent payment rates as of March 4, 2021, represented approximately 81% of second quarter 2020 rents, 90% of third quarter 2020 rents, 92% of fourth quarter 2020 rents and 95% of January 2021 rents.

The Company calculates the aggregate percentage of rents paid for assets owned as of December 31, 2020, by comparing the amount of tenant payments received as of the date presented to the amount billed to tenants during the period, which billed amount includes abated rents, rents subject to deferral arrangements and rents owing from bankrupt tenants that were in possession of the space and billed.  For the purposes of reporting the percentage of aggregate base rents collected for a given period, when rents subject to deferral arrangements are later paid, those payments are allocated to the period in which the rent was originally owed.

The ultimate impact of the pandemic and secondary social and economic effects on the Company's results of operations, financial position, liquidity and capital resources remains unclear and cannot be reasonably determined or forecasted at this time.  For a further discussion on the impact of the COVID-19 pandemic on the Company’s business, see “Liquidity, Capital Resources and Financing Activities” and “Economic Conditions” included in this section and Item 1A. Risk Factors.

From its formation in December 2017 through December 31, 2020, the Company sold the following assets (in thousands):

Date Sold	Property Name	City, State	Total Owned GLA	Gross Sales Price
4/17/18	Silver Spring Square	Mechanicsburg, PA	343	$80,810
6/27/18	The Walk at Highwoods Preserve	Tampa, FL	138	25,025
7/6/18	Tequesta Shoppes	Tequesta, FL	110	14,333
7/10/18	Lake Walden Square	Plant City, FL	245	29,000
8/1/18	East Lloyd Commons	Evansville, IN	160	23,000
8/13/18	Grandville Marketplace	Grandville, MI	224	16,700
8/29/18	Brandon Blvd Shoppes	Valrico, FL	86	14,650
9/14/18	Gresham Station	Gresham, OR	342	64,500
10/18/18	Palm Valley Pavilions West	Goodyear, AZ	233	44,800
11/13/18	International Drive Value Center	Orlando, FL	186	26,157
11/20/18	Douglasville Pavilion	Atlanta, GA	266	35,120
12/14/18	Kyle Crossing	Kyle, TX	121	27,600
2/8/19	Millenia Plaza	Orlando, FL	412	56,400
2/27/19	Homestead Pavilion (TD Bank)	Homestead, FL	4	4,091
3/1/19	West Allis Center (Chick-Fil-A)	Milwaukee, WI	5	2,211
3/4/19	Lowe's Home Improvement	Hendersonville, TN	129	16,058
3/26/19	Midway Marketplace	St. Paul, MN	324	31,210
4/5/19	Mariner Square	Spring Hill, FL	194	17,000
5/23/19	Shoppers World of Brookfield	Brookfield, WI	203	19,450
5/31/19	Homestead Pavilion	Homestead, FL	295	62,250
6/13/19	Beaver Creek Crossings	Apex, NC	321	52,750
8/7/19	Harbison Court	Columbia, SC	242	36,500
8/9/19	West Allis Center	West Allis, WI	259	18,100
12/19/19	Marketplace at Towne Centre	Mesquite, TX	180	19,150
1/15/20	Newnan Crossing (Except Lowe's Parcel)	Newnan, GA	92	11,600
2/19/20	Hamilton Commons	Mays Landing, NJ	403	60,000
2/26/20	Tucson Spectrum Shopping Center	Tucson, AZ	717	84,000
6/30/20	Big Oaks Crossing	Tupelo, MS	348	21,000
7/27/20	Newnan Crossing (Lowe's Parcel)	Newnan, GA	130	15,550
9/24/20	Riverdale Village	Coon Rapids, MN	788	70,000
12/21/20	Peach Street Marketplace (Longhorn Steakhouse Parcel)	Erie, PA	5	2,075
12/22/20	Plaza Palma Real	Humacao, PR	448	50,000
			7,953	$1,051,090

Manager

In connection with the Company’s separation from SITE Centers, on July 1, 2018, the Company entered into an external management agreement (the “External Management Agreement”) which, together with various property management agreements, governs the fees, terms and conditions pursuant to which SITE Centers serves as the Company’s manager.  The Company does not have any employees.  In general, either the Company or SITE Centers may terminate these management agreements on June 30, 2021, or at the end of any six-month renewal period thereafter.

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

Pursuant to the property management agreements, the Company pays SITE Centers and certain of its subsidiaries a monthly property management fee in an aggregate amount of 3.5% and 5.5% of the average gross monthly property revenue collected of the Company’s continental U.S. properties and the Puerto Rico properties, respectively, during the most recent second or fourth quarter. The Company agreed to pay an affiliate of SITE Centers a supplemental monthly fee during the six-month periods ending December 31, 2020 and June 30, 2021, in order to offset the decrease to the property management fee caused by the decrease in gross monthly property revenue collected in the second and fourth quarters of 2020 as a result of the COVID-19 pandemic.

(See Note 12 “Transactions with SITE Centers” of the Company’s consolidated financial statements included herein.)  The property management agreements also provide for the payment to SITE Centers of certain leasing commissions and a disposition fee of 1% of the gross sales price of each asset sold by the Company.

Retail Environment and Company Fundamentals

Though leasing prospects are heavily dependent on local conditions, in general the Company continues to see demand from tenants for its continental U.S. space, particularly as larger retailers incorporate omni-channel strategies that leverage brick and mortar infrastructure to drive incremental business.  Value-oriented larger tenants continue to take market share from conventional and national chain department stores.  Some conventional department stores and national chains have announced bankruptcies, store closures and/or reduced expansion plans in recent years leading to a smaller overall number of tenants requiring large store formats.  New demand for space at the Company’s Puerto Rico properties is more limited, especially with respect to big box and national tenants as many of those tenants continue to evaluate their presence and operating plans on the Island. The Company believes that occupancy, leasing spreads and collection rates within the Company’s Puerto Rico portfolio (especially its enclosed malls) are likely to continue to lag those at continental U.S. shopping centers in 2021 as a result of reduced leasing activity both before and during the COVID-19 pandemic and the impact of curfews and greater operating restrictions in place in Puerto Rico for most of 2020 and early 2021.

The decrease in the Company’s continental U.S. occupancy rate during 2020 primarily was due to the disposition of higher occupancy properties and a combination of tenant expirations and tenant bankruptcies.  The increase in the occupancy rate for the Company’s Puerto Rico portfolio during 2020 primarily was due to the disposition of a property with a lower occupancy rate, as well as new net leasing activity in excess of bankruptcies and expirations.  The Company has a significant number of leases expiring in the near term and expects continued volatility and pressure on leasing spreads in both the continental U.S. and Puerto Rico as the Company seeks to prioritize occupancy over rental rate growth.

As discussed above, many of the Company’s tenants have been impacted by various actions taken by federal, state and local governments to limit the spread of COVID-19.  The Company’s tenant categories most significantly impacted by COVID-19 are theaters, entertainment and restaurants, which collectively account for 18% of the Company’s annualized base rents.

Operating results for the Company are discussed below in “Comparison of 2020 and 2019 Results of Operations.”  The following table lists the Company’s 10 largest tenants based on total annualized rental revenues as of December 31, 2020:

Tenant	Number of Units	% of Shopping Center Base Rental Revenues
Walmart Inc.(A)	7	5.3%
PetSmart Inc.	11	3.4%
Bed Bath & Beyond Inc.	8	3.0%
TJX Companies, Inc.(B)	8	2.8%
Kohl's Department Stores, Inc.	4	2.5%
Best Buy Co., Inc.	4	2.2%
Gap Inc.(C)	8	2.1%
Burlington Stores, Inc.	5	2.1%
Rainbow USA Inc.	20	2.0%
Claro	18	2.0%
(A)	Includes Walmart and Sam’s Club
(B)	Includes T.J. Maxx, Marshalls and HomeGoods
(C)	Includes Gap and Old Navy

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

Rental Income includes contractual lease payments for which collection is considered probable that generally consists of the following:

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

Rental income has been reduced for the elimination of unpaid contractual lease payments for tenants that are on the cash basis of accounting due to collectability concerns.  Payments received from the Company’s insurance company related to its claims for business interruption losses incurred as a result of hurricane losses were recorded as Business Interruption Income.

The Company makes estimates of the collectability of its accounts receivable related to base rents, including straight-line rentals, expense reimbursements and other revenue or income.  Upon adoption of Topic 842, rental income for the periods beginning on or after January 1, 2019, has been reduced for amounts the Company believes are not probable of being collected both on a tenant lease basis, as well as for certain retail or tenant sectors.  The Company analyzes tenant credit worthiness, as well as both current economic and tenant-specific sector trends when evaluating the probability of collection of accounts receivable.  In evaluating tenant credit worthiness, the Company’s assessment may include a review of payment history, tenant sales performance and financial position.  For larger national tenants, the Company also evaluates projected liquidity, as well as the tenant’s access to capital and the overall health of the particular sector.  In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the probability of collection of the related receivable.  The time to resolve these claims may exceed one year.  These estimates have a direct impact on the Company’s earnings because once the amount is not considered probable of being collected earnings are reduced by a corresponding amount until the receivable is collected.

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

On a periodic basis, management assesses whether there are any indicators that the value of real estate assets, including construction in progress, and intangibles may be impaired. Impairment indicators are primarily related to significant decreases in projected cash flows, including estimated fair value or changes in estimated hold periods; however, other impairment indicators could occur.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. The determination of undiscounted cash flows requires significant estimates by management. In management’s estimate of projected cash flows, it considers factors such as expected future operating income (loss), trends and prospects, the effects of demand, competition and other factors. If the Company is evaluating the potential sale of an asset, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could affect the determination of whether an impairment exists and whether the effects could have a material impact on the Company’s net income. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.  The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments have a direct impact on the Company’s net income because recording an impairment charge results in an immediate negative adjustment to net income. If the Company’s estimates of the projected future cash flows, anticipated holding periods or market conditions change, its evaluation of the impairment charges may be different, and such differences could be material to the Company’s combined and consolidated financial statements. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

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

The valuation of impaired real estate assets is determined using widely accepted valuation techniques, including the income capitalization approach or discounted cash flow analysis on the expected cash flows of each asset considering prevailing market capitalization rates, analysis of recent comparable sales transactions, actual sales negotiations, bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, the Company considers multiple valuation techniques when measuring fair value of an investment. However, in certain circumstances, a single valuation technique may be appropriate.

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

COMPARISON OF 2020 AND 2019 RESULTS OF OPERATIONS

Where used, references to “Comparable Portfolio Properties” reflect shopping center properties owned as of December 31, 2020.  The discussion of the Company’s 2020 performance compared to 2019 appears below in “Comparison of 2020 and 2019 Results of Operations.”  The discussion of the Company’s 2019 performance compared to 2018 performance is set forth in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of 2019 and 2018 Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Revenues from Operations (in thousands)

	2020	2019	$ Change
Rental income(A)	$169,725	$230,328	$(60,603)
Business interruption income(B)	—	7,675	(7,675)
Other income	83	1,092	(1,009)
Total revenues(C)(D)	$169,808	$239,095	$(69,287)
(A)	The following table summarizes the key components of 2020 rental income as compared to 2019 (in thousands):
Contractual Lease Payments	2020	2019	$ Change
Base and percentage rental income(1)	$131,780	$163,112	$(31,332)
Recoveries from tenants(2)	47,156	56,010	(8,854)
Uncollectible revenue(3)	(16,558)	50	(16,608)
Ancillary rental income	6,743	10,074	(3,331)
Lease termination fees	604	1,082	(478)
Total contractual lease payments	$169,725	$230,328	$(60,603)
(1)	The following tables present the statistics for the Company’s portfolio affecting base and percentage rental revenues:

	Shopping Center Portfolio December 31,
	2020	2019
Centers owned	22	28
Aggregate occupancy rate	87.3%	87.3%
Average annualized base rent per occupied square foot	$16.25	$15.72

	Continental U.S.		Puerto Rico
	2020	2019	2020	2019
Centers owned	11	16	11	12
Aggregate occupancy rate	88.0%	90.2%	86.5%	82.7%
Average annualized base rent per occupied square foot	$13.35	$13.54	$19.95	$19.93

For the year ended December 31, 2020, the decrease in base and percentage rental income primarily was due to property dispositions.  Included in base and percentage rental income was a charge of $2.6 million to straight-line revenue related to write-offs associated with credit-risk tenants primarily triggered by the impacts of the COVID-19 pandemic.  This amount was partially offset by the recognition of additional straight-line rent due to the impact of lease modification accounting.  The decrease in the continental U.S. occupancy rate primarily was due to the disposition of higher occupancy properties and a combination of tenant expirations and tenant bankruptcies.  The increase in the occupancy rate for the Puerto Rico portfolio primarily was due to the disposition of a property with a lower occupancy, as well as new leasing activity, in excess of lease expirations.

(2)

Recoveries from Comparable Portfolio Properties were approximately 69.3% and 72.7% of reimbursable operating expenses and real estate taxes for the years ended December 31, 2020 and 2019, respectively.  The overall decrease in the amount of recoveries from tenants related primarily to the full year impact in 2020 of conversions to gross leases in 2019 in Puerto Rico, increased Puerto Rico property insurance premiums, the disposition of higher occupancy continental U.S. assets and the impact of tenant expirations and bankruptcies in the continental U.S.

(3)

For the year ended December 31, 2020, primarily relates to the impact of the COVID-19 pandemic on rent collections, including the impact of lease modification accounting and the elimination of unpaid contractual lease obligations for tenants that are now on the cash basis of accounting because of collectability concerns.

(B)

Represents payments received from the Company’s insurer related to its claims for business interruption losses incurred at its Puerto Rico properties associated with Hurricane Maria.  The insurance claims were settled in August 2019.

(C)

For the year ended December 31, 2019, the Company did not record $2.9 million of aggregate revenues because of lost tenant revenue attributable to Hurricane Maria for the Puerto Rico properties that has been partially defrayed by the receipt of business interruption insurance proceeds as noted in (B) above.  See further discussion in both “Contractual Obligations and Other Commitments” below and Note 10, “Commitments and Contingencies,” to the Company’s combined and consolidated financial statements included herein related to the Company’s insurance claim.

(D)	The changes in Total Revenues are composed of the following (in millions):
2020 vs. 2019
$ Change
Continental U.S.	$(51.2)
Puerto Rico	(18.1)
$(69.3)

2020 vs. 2019
$ Change
Comparable Portfolio Properties	$(26.1)
Disposition of shopping centers	(43.2)
$(69.3)

Expenses from Operations (in thousands)

	2020	2019	$ Change
Operating and maintenance(A)	$40,803	$41,604	$(801)
Real estate taxes(A)	20,752	27,693	(6,941)
Property and asset management fees	18,612	21,857	(3,245)
Impairment charges(B)	115,525	80,070	35,455
Hurricane property insurance income, net(C)	—	(79,391)	79,391
General and administrative(D)	3,612	3,953	(341)
Depreciation and amortization(E)	57,053	74,598	(17,545)
	$256,357	$170,384	$85,973
(A)	The changes in Operating and Maintenance and Real Estate Taxes are composed of the following (in millions):
	2020 vs. 2019
	$ Change
	Operating and Maintenance	Real Estate Taxes
Continental U.S.	$(4.5)	$(6.8)
Puerto Rico	3.7	(0.1)
	$(0.8)	$(6.9)

	2020 vs. 2019
	$ Change
	Operating and Maintenance	Real Estate Taxes
Comparable Portfolio Properties	$3.5	$(0.6)
Disposition of shopping centers	(4.3)	(6.3)
	$(0.8)	$(6.9)

The increase in Operating and Maintenance for the Comparable Portfolio Properties is primarily a result of increased property insurance premiums in Puerto Rico.

(B)

The Company recorded impairment charges in 2020 and 2019 primarily related to shopping centers marketed for sale.  These impairments primarily were triggered by indicative bids received and changes in market assumptions due to the disposition process.  Changes in holding periods or an asset’s expected future undiscounted cash flows due to changes in market or leasing conditions (including as a result of the COVID-19 pandemic) each could result in the recognition of additional impairment charges.  Impairment charges are presented in Note 11, “Impairment Charges,” to the Company’s combined and consolidated financial statements included herein.

(C)

The Hurricane Property Insurance Income is more fully described in “Contractual Obligations and Other Commitments” later in this section and Note 10, “Commitments and Contingencies,” to the Company’s combined and consolidated financial statements included herein.

(D)	Primarily represents legal, audit, tax and compliance services and director compensation.
(E)	The disposition of shopping centers accounts for $12.7 million in the reduction of depreciation expense.

Other Income and Expenses (in thousands)

	2020	2019	$ Change
Interest expense, net(A)	$(22,742)	$(42,674)	$19,932
Debt extinguishment costs(B)	(5,922)	(19,379)	13,457
Other income (expense), net	251	(887)	1,138
Gain on disposition of real estate, net(C)	22,800	41,482	(18,682)
Tax expense	(1,392)	(504)	(888)
	$(7,005)	$(21,962)	$14,957
(A)

At December 31, 2020 and 2019, the interest rate of the Company’s mortgage loan was 4.1% and 4.4% per annum, respectively. The decrease in interest expense primarily was due to reductions in the amount of debt outstanding during the periods and a decrease in the benchmark interest rate.

Interest costs capitalized in conjunction with capital projects were $0.1 million and $1.1 million for the years ended December 31, 2020 and 2019, respectively, primarily related to restoration work in Puerto Rico.

(B)

Debt extinguishment costs were incurred in both years in connection with the prepayment of the mortgage loan with asset sale proceeds primarily related to the write-off of unamortized deferred financing costs.  In addition, in 2019, included debt extinguishment costs of $12.7 million, primarily recorded in connection with the Company’s mortgage loan refinancing in March 2019.

(C)	Related to the sale of six assets and one outparcel for the year ended December 31, 2020, and 10 assets and two outparcels for the year ended December 31, 2019.

Net (Loss) Income (in thousands)

	2020	2019	$ Change
Net (loss) income	$(93,554)	$46,749	$(140,303)

The decrease in net income primarily was attributable to impairment charges, the impact of the COVID-19 pandemic on operating results and the sale of assets, primarily offset by the 2019 hurricane insurance income recorded combined with a decrease in debt extinguishments costs related to the mortgage loan refinancing in 2019.

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

The Company’s management recognizes the limitations of FFO and Operating FFO when compared to GAAP’s net income.  FFO and Operating FFO do not represent amounts available for dividends, capital replacement or expansion, debt service obligations or other commitments and uncertainties.  The Company’s management does not use FFO or Operating FFO as an indicator of the Company’s cash obligations and funding requirements for future commitments or redevelopment activities.  Neither FFO nor Operating FFO represents cash generated from operating activities in accordance with GAAP, and neither is necessarily indicative of cash available to fund cash needs.  Neither FFO nor Operating FFO should be considered an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity.  FFO and Operating FFO are simply used as additional indicators of the Company’s operating performance.  The Company believes that to further understand its performance, FFO and Operating FFO should be compared with the Company’s reported net income (loss) and considered in addition to cash flows determined in accordance with GAAP, as presented in its combined and consolidated financial statements.  Reconciliations of these measures to their most directly comparable GAAP measure of net income (loss) is provided below.

Reconciliation Presentation

FFO and Operating FFO were as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	$ Change
FFO	$56,157	$159,833	$(103,676)
Operating FFO	61,828	95,979	(34,151)

The decrease in FFO primarily was due to the dilutive impact from the disposition of assets, the impact of the COVID-19 pandemic on operating results and the recording of income from the hurricane activity in 2019,partially offset by debt extinguishment charges incurred in 2019 in connection with the refinancing of the Company’s mortgage loan and reduced interest expense.  The decrease in Operating FFO primarily was due to asset sales and the impact of the COVID-19 pandemic on operating results partially offset by reduced interest expense.

The Company’s reconciliation of net (loss) income to FFO and Operating FFO is as follows (in thousands).  The Company provides no assurances that these charges and income adjusted in the calculation of Operating FFO are non-recurring.  These charges and income could reasonably be expected to recur in future results of operations.

	For the Year Ended December 31,
	2020	2019
Net (loss) income	$(93,554)	$46,749
Depreciation and amortization of real estate investments	56,986	74,496
Impairment of real estate assets	115,525	80,070
Gain on disposition of real estate	(22,800)	(41,482)
FFO	56,157	159,833
Hurricane activity, net(A)	—	(84,120)
Other expense, net(B)	5,671	20,266
Non-operating items, net	5,671	(63,854)
Operating FFO	$61,828	$95,979
(A)	The hurricane activity, net is summarized as follows (in thousands):
For the Year Ended December 31,
2019
Lost tenant revenue	$2,946
Business interruption income	(7,675)
Property insurance proceeds in excess of receivable	(80,007)
Clean up cost and other uninsured expenses	616
$(84,120)
(B)	Amounts included in other expenses as follows (in millions):
	For the Year Ended December 31,
	2020	2019
Debt extinguishment costs	$5.9	$19.4
Other (income) expense, net	(0.2)	0.9
	$5.7	$20.3

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company requires capital to fund its operating expenses, capital expenditures and investment activities.  Absent the occurrence of an Amortization Period (as described below), the Company’s capital sources may include cash flow from operations, as well as availability under its Revolving Credit Agreement (as defined below).

Although the Company has experienced a reduction in timely collection of rent for April 2020 through February 28, 2021 and delays in the execution of its disposition strategy as a result of the impacts of the COVID-19 pandemic, the Company believes that it has sufficient liquidity and capital resources to operate its business for at least the next twelve months.  At December 31, 2020, the Company had an unrestricted cash balance of $56.8 million, restricted cash on deposit with its mortgage lender of $115.9 million and $30 million of availability under its Revolving Credit Agreement (subject to satisfaction of applicable borrowing conditions).  Debt outstanding was $354.2 million at December 31, 2020.  In January 2021, a $51.2 million repayment on the mortgage loan was made from the use of restricted cash primarily related to asset sales consummated in December 2020.  The Company’s mortgage loan generally requires interest-only payments subject to maintenance of a minimum debt yield and has an initial maturity date of March 2021 with three one-year extensions at the Company’s option based on satisfaction of certain conditions. Effective March 9, 2021, the Company extended the mortgage loan’s maturity date to March 9, 2022.  Subject to the uncertain impact of the COVID-19 pandemic on capital and transactions markets, the Company expects to utilize net asset sale proceeds to repay the principal of the mortgage loan and may utilize one or both of the loan’s remaining extension options.  No assurance can be provided that its obligations, including the mortgage loan, will be repaid, extended or refinanced as currently anticipated. Apart from capital expenditures deemed advisable in connection with the maintenance and leasing of its properties and the completion of restoration work in Puerto Rico, the Company does not anticipate any material capital projects or development spending in 2021.

Mortgage Indebtedness

As of December 31, 2020, the aggregate principal amount of the mortgage loan was $354.2 million.  In January 2021, a $51.2 million repayment on the mortgage loan was made from the use of restricted cash primarily related to asset sales consummated in December 2020.  The loan facility’s initial maturity was March 9, 2021, subject to three one-year extensions at the borrowers’ option conditioned upon, among other items, (i) an event of default shall not be continuing, (ii) in the case of the second one-year extension option, in addition to (i) above, evidence that the Debt Yield (as defined and calculated in accordance with the loan agreement) equals or exceeds 13% and (iii) in the case of the third one-year extension option, in addition to (i) above, evidence that the Debt Yield equals or exceeds 14% on the extension date.  Effective March 9, 2021, the Company extended the mortgage loan’s maturity date to March 9, 2022.

As of December 31, 2020, the weighted-average interest rate applicable to the notes was equal to one-month LIBOR plus a spread of 3.94% per annum, provided that such spread is subject to an increase of 0.25% per annum in connection with any exercise of the third extension option.  The borrowers are required to maintain an interest rate cap with respect to the principal amount of the notes having (i) during the initial two-year term of the loan, a LIBOR strike rate equal to 4.5%, (ii) during the initial one-year extension period, a LIBOR strike rate equal to 9.27% and (iii) with respect to any subsequent extension period, a LIBOR strike rate that would result in a debt service coverage ratio of 1.20x based on the Mortgaged Properties.  Application of voluntary prepayments as described below will cause the weighted-average interest rate spread to increase over time.  At December 31, 2020, the interest rate applicable to the mortgage loan was 4.1%.

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

The loan facility is structured as an interest-only loan throughout the initial two-year term and any exercised extension options.  As a result, so long as no Amortization Period (as described below) or event of default exists, any property cash flows available following payment of debt service and funding of certain required reserve accounts (including reserves for payment of real estate taxes, insurance premiums, ground rents, tenant improvements and capital expenditures) will be available to the borrowers to pay operating expenses and for other general corporate purposes.  An Amortization Period will be deemed to commence in the event the borrowers fail to achieve a Debt Yield of 10.0% at the end of any fiscal quarter.  The Debt Yield as of December 31, 2020, was 18.4%.  During the pendency of an Amortization Period, any property cash flows available following payment of debt service and the funding of certain reserve accounts (including the reserve accounts referenced above and additional reserves established for payment of approved operating expenses, SITE Centers management fees, certain public company costs, certain taxes and the minimum cash portion of required REIT distributions) shall be applied to the repayment of the notes.  During an Amortization Period, cash flow from the borrowers’ operations will be made available to the Company only to pay required REIT distributions in an amount equal to the minimum portion of required REIT distributions allowed by law to be paid in cash (currently 10% for distributions declared in 2020, otherwise limited to 20%), with the remainder of required REIT distributions during an Amortization Period likely to be paid in common shares of the Company.

Subject to certain conditions described in the mortgage loan agreement, the borrowers may prepay principal amounts outstanding under the loan facility in whole or in part by providing advance notice of prepayment to the lenders.  No prepayment premium is required with respect to any prepayments made after April 9, 2020.  No prepayment premium was applied to prepayments made in connection with permitted property sales.  Each Mortgaged Property has a portion of the original principal amount of the mortgage loan allocated to it.  The amount of proceeds from the sale of an individual Mortgaged Property required to be applied toward prepayment of the notes (i.e., the property’s “release price”) will depend upon the principal amount of the mortgage loan allocated to it and the Debt Yield at the time of the sale as follows:

•	if the Debt Yield is less than or equal to 14.0%, the release price is the greater of (i) 100% of the property’s net sale proceeds and (ii) 110% of its allocated loan amount and
•	if the Debt Yield is greater than 14.0%, the release price is the greater of (i) 90% of the property’s net sale proceeds and (ii) 105% of its allocated loan amount.

To the extent the net cash proceeds from the sale of a Mortgaged Property that are applied to repay the mortgage loan exceed the amount specified in applicable clause (ii) above with respect to such property, the excess may be applied by the Company as a credit against the release price applicable to future sales of Mortgaged Properties.  To the extent that net cash proceeds from the sale of a Mortgaged Property are less than the amount specified in the applicable clause (ii) above, the Company would be required to utilize credits from previous sales or cash on hand to satisfy the release price applicable to that property.  Pledged Properties other than Plaza del Sol do not have allocated loan amounts or, in general, minimum release prices; all proceeds from sales of Pledged Properties are required to be used to prepay the notes.

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

Credit Agreement

In July 2018, the Company entered into a Credit Agreement (the “Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”).  The Revolving Credit Agreement provides for borrowings of up to $30.0 million.  Following an extension of the Revolving Credit Agreement consummated in February 2021, the Company’s borrowings under the Revolving Credit Agreement bear interest at variable rates at the Company’s election, based on either (i) LIBOR plus a specified spread ranging from 1.30% to 1.75% depending on the Company’s Leverage Ratio (as defined in the Revolving Credit Agreement) or (ii) the Alternate Base Rate (as defined in the Revolving Credit Agreement) plus a specified spread ranging from 0.30% to 0.75% depending on the Company’s Leverage Ratio.  The Company is also required to pay a facility fee on the aggregate revolving commitments at a rate per annum that ranges from 0.15% to 0.30% depending on the Company’s Leverage Ratio.

Following an extension of the Revolving Credit Agreement consummated in February 2021, the Revolving Credit Agreement matures on the earliest to occur of (i) February 9, 2022, (ii) the date on which the External Management Agreement is terminated, (iii) the date on which DDR Asset Management, LLC or another wholly-owned subsidiary of SITE Centers ceases to be the “Service Provider” under the External Management Agreement as a result of assignment or operation of law or otherwise and (iv) the date on which the principal amount outstanding under the Company’s $900 million mortgage loan is repaid or refinanced.

The Revolving Credit Agreement contains customary affirmative and negative covenants, including a requirement to maintain tangible net worth of $400 million.  Upon the occurrence of certain customary events of default, the Company’s obligations under the Revolving Credit Agreement may be accelerated and the lending commitments thereunder terminated.  The Company may not borrow under the Revolving Credit Agreement, and a Default (as defined therein) occurs under the Revolving Credit Agreement if there is a “Default” under SITE Centers’ corporate credit facility with JPMorgan Chase Bank, N.A., SITE Centers’ corporate credit facility with Wells Fargo Bank, National Association or SITE Centers’ corporate credit facility with PNC.  Additionally, the Company may not borrow under the Revolving Credit Agreement if there is a “Default” under the Revolving Credit Agreement or an “Event of Default” under the Company’s mortgage loan, if the External Management Agreement is no longer in full force and effect or if the Company has delivered or received a notice of termination or a notice of default under the External Management Agreement.

The Company’s obligations under the Revolving Credit Agreement are guaranteed by SITE Centers in favor of PNC.  In consideration thereof, the Company has agreed to pay to SITE Centers the following amounts: (i) an annual guaranty commitment fee of 0.20% of the aggregate commitments under the Revolving Credit Agreement, (ii) for all times other than those referenced in clause

(iii) below, when any amounts are outstanding under the Revolving Credit Agreement, an amount equal to 5.00% per annum times the average aggregate outstanding daily principal amount of such loans plus the aggregate stated average daily amount of outstanding letters of credit and (iii) in the event SITE Centers pays any amounts to PNC pursuant to SITE Centers’ guaranty and the Company fails to reimburse SITE Centers for such amount within three business days, an amount in cash equal to the amount of such paid obligations plus default interest, which will accrue from the date of such payment by SITE Centers until repaid by the Company at a rate per annum generally equal to the sum of the LIBOR rate plus 8.75%.

Series A Preferred Stock

In connection with the Company’s separation from SITE Centers, the Company issued the RVI Preferred Shares to SITE Centers that are noncumulative and have no mandatory dividend rate.  The RVI Preferred Shares rank, with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company, senior in preference and priority to the Company’s common shares and any other class or series of the Company’s capital stock.  Subject to the requirement that the Company distribute to its common shareholders the minimum amount required to be distributed with respect to any taxable year in order for the Company to maintain its status as a REIT and to avoid U.S. federal income taxes, the RVI Preferred Shares will be entitled to a dividend preference for all dividends declared on the Company’s capital stock at any time up to a “preference amount” equal to $190 million in the aggregate, which amount may increase by up to an additional $10 million if the aggregate gross proceeds of the Company’s asset sales subsequent to July 1, 2018, exceed $2.0 billion.  Notwithstanding the foregoing, the RVI Preferred Shares are entitled to receive dividends only when, as and if declared by the Company’s Board of Directors, and the Company’s ability to pay dividends is subject to any restrictions set forth in the terms of its indebtedness.  Upon payment to SITE Centers of aggregate dividends on the RVI Preferred Shares equaling the maximum preference amount of $200 million, the RVI Preferred Shares are required to be redeemed by the Company for $1.00 per share.

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

The Company may redeem the RVI Preferred Shares, or any part thereof, at any time at a price payable per share calculated by dividing the number of RVI Preferred Shares outstanding on the redemption date into the difference of (x) $200 million minus (y) the aggregate amount of dividends previously distributed on the RVI Preferred Shares to be redeemed.  As of March 4, 2021, no dividends have been paid on the RVI Preferred Shares.

Common Share Dividends

The Company’s 2020 dividend was paid on January 12, 2021, and the Company’s 2019 dividend was paid on January 8, 2020, in each case in a combination of cash and the Company’s common shares.  After the payment of the dividend in January 2021, the Company had 21,083,252 common shares outstanding.  For discussion on the dividends paid, see Note 9, “Preferred Stock, Common Shares and Redeemable Preferred Equity,” to the Company’s combined and consolidated financial statements included herein.

Distributions of Puerto Rico sourced net taxable income to Company shareholders are subject to a 10% Puerto Rico withholding tax.  In 2018, the Company entered into a closing agreement with the Puerto Rico Department of Treasury which provides that the Company will be exempt from Puerto Rico income taxes so long as it qualifies as a REIT in the U.S. and distributes at least 90% of its Puerto Rico net taxable income to its shareholders every year.  As such, in 2019 and 2020, the Company’s Board of Directors declared common share dividends, subject to a 10% withholding tax, on account of taxable income generated in Puerto Rico in those years.  The amount of the 2020 dividend is expected to exceed the amount of REIT taxable income generated by the Company in the applicable year.  Accordingly, federal income taxes were not incurred by the REIT.

Dividend Distributions

The Company anticipates making distributions to holders of its common shares to satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income and excise tax (other than with respect to operations conducted through the Company’s TRS).  U.S. federal income tax law generally requires that a REIT distribute annually to holders of its capital stock at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. The Company generally intends to make distributions with respect to each taxable year in an amount at least equal to its REIT taxable income for such taxable year. The Company also anticipates making future distributions to holders of its common shares in order to satisfy the requirements of its closing agreement with the Puerto Rico Department of Treasury in order to be exempt from Puerto Rico income taxes. Although the Company expects to declare and pay distributions on or around the end of each calendar year, the Company’s Board of Directors will evaluate its dividend policy regularly, particularly in light of the current and potential impacts of the COVID-19 pandemic.

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

Any distributions the Company makes to its shareholders will be at the discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s actual and anticipated results of operations and liquidity, which will be affected by various factors, including the income from its portfolio, its operating expenses (including management fees and other obligations owing to SITE Centers), as well as gains and losses related to the sale of assets, and the terms of the mortgage financing and the limitations set forth in the mortgage loan agreements.  Distributions will also be impacted by the pace and success of the Company’s property disposition strategy.  As a result of the terms of the mortgage financing, the Company anticipates that the majority of distributions of sales proceeds to be made to shareholders will not occur until after the mortgage loan has been repaid or refinanced.  Furthermore, subject to the Company’s ability to make distributions to the holders of the Company’s common shares in amounts necessary to maintain its status as a REIT and to avoid payment of U.S. federal income taxes, the RVI Preferred Shares will be entitled to a dividend preference for all dividends declared on the Company’s capital stock, at any time up to the preference amount.  Subsequent to the payment of dividends on the RVI Preferred Shares equaling the maximum preference amount of $200 million, the RVI Preferred Shares are required to be redeemed by the Company for an aggregate amount of $1.00 per share.  Due to the dividend preference of the RVI Preferred Shares, distributions of sales proceeds to holders of common shares are unlikely to occur until after aggregate dividends have been paid on the RVI Preferred Shares in an amount equal to the maximum preference amount.  At this time, the Company cannot predict when or if it will declare dividends to the holders of RVI Preferred Shares and when or if such dividends, if paid, will equal the maximum preference amount.

Dispositions

For the year ended December 31, 2020, the Company sold six shopping centers and one outparcel aggregating 2.9 million square feet, for an aggregate sales price of $314.2 million and net proceeds prior to debt repayment of $291.8 million.  For the year ended December 31, 2019, the Company sold ten shopping centers and two outparcels, aggregating 2.6 million square feet for an aggregate sales price of $335.2 million and net proceeds prior to debt repayment of $316.2 million.

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	For the Year Ended December 31,
	2020	2019
Cash flow provided by operating activities	$51,658	$94,883
Cash flow provided by investing activities	268,935	344,085
Cash flow used for financing activities	(331,098)	(366,874)

Changes in cash flow compared to the prior comparable period are described as follows:

Operating Activities: Cash provided by operating activities decreased $43.2 million primarily due to the following:

•	Impact of the COVID-19 pandemic on contractual obligations received from tenants;
•	Decrease in income due to asset sales and
•	Offset by a reduction in interest expense due to debt repayments.

Investing Activities: Cash provided by investing activities decreased $75.2 million due to the following:

•	Decrease in hurricane insurance proceeds of $107.7 million;
•	Decrease in proceeds from dispositions of real estate of $24.4 million and
•	Decrease in payments for real estate improvements primarily related to Puerto Rico of $56.9 million.

Financing Activities: Cash used for financing activities decreased by $35.8 million primarily due to the following:

•	Decrease in net repayments to SITE Centers of $33.6 million;
•	Decrease in debt repayments, net of proceeds from the 2019 refinancing and loan costs of $6.3 million and
•	Offset by an increase in dividends paid of $4.1 million.

CAPITALIZATION

At December 31, 2020, the Company’s capitalization consisted of $354.2 million of mortgage debt, $190.0 million of RVI Preferred Shares and $294.9 million of market equity (market equity is defined as common shares outstanding multiplied by $14.87, the closing price of the Company’s common shares on the New York Stock Exchange at December 31, 2020), resulting in a debt to total market capitalization ratio of 0.42 to 1.0, as compared to the ratio of 0.43 to 1.0 at December 31, 2019.  The closing price of the Company’s shares on the New York Stock Exchange was $36.80 at December 31, 2019.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company had aggregate outstanding mortgage indebtedness of $354.2 million at December 31, 2020, with a maturity of March 2021, subject to three one-year extension options.  In January 2021, a $51.2 million repayment on the mortgage loan was made from the use of restricted cash primarily related to asset sales consummated in December 2020. Effective March 9, 2021, the Company extended the mortgage loan’s maturity date to March 9, 2022.  In addition, the Company has two long-term ground leases in which it is the lessee.

These obligations are summarized as follows for the subsequent five years ending December 31 (in millions):

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Debt(A)	$354.2	$51.2	$303.0	$—	$—
Interest payments(A)	15.6	13.0	2.6	—	—
Operating leases	3.9	0.4	0.7	0.5	2.3
Total	$373.7	$64.6	$306.3	$0.5	$2.3
(A)

Represents interest payments expected to be incurred on the Company’s debt obligations as of December 31, 2020, net of $51.2 million of restricted cash that was obligated to repay indebtedness on January 9, 2021.  Also reflects the extension of the maturity date to March 2022.

In connection with the separation from SITE Centers, SITE Centers retained the RVI Preferred Shares, which have an aggregate dividend preference equal to $190 million, which amount may increase by up to an additional $10 million depending on the amount of aggregate gross proceeds generated by the Company’s asset sales.

SITE Centers Guaranty

On July 2, 2018, SITE Centers provided an unconditional guaranty to PNC with respect to any obligations outstanding from time to time under the Company’s Revolving Credit Agreement.  In connection with this arrangement, the Company has agreed to pay to SITE Centers a guaranty commitment fee of 0.20% per annum on the committed amount of the Revolving Credit Agreement and a fee equal to 5.00% per annum on any amounts drawn by the Company under the Revolving Credit Agreement.  In the event SITE Centers pays any of the Company’s obligations on the Revolving Credit Agreement and the Company fails to reimburse such amount within three business days, the guaranty provides for default interest that accrues at a rate generally equal to the sum of the LIBOR rate plus 8.75% per annum. SITE Centers continued to provide the guaranty in connection with the extension of the Revolving Credit Agreement maturity date in February 2021.

Other Commitments

The Company has entered into agreements with general contractors related to its shopping centers having aggregate commitments of approximately $1.8 million at December 31, 2020.  These obligations, composed principally of construction contracts for the repair of the Puerto Rico properties, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow. These contracts typically can be changed or terminated without penalty.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  At December 31, 2020, the Company had purchase order obligations, typically payable within one year, aggregating approximately $0.6 million related to the maintenance of its properties and general and administrative expenses.

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

As of December 31, 2020, the Company had expended approximately $124 million in connection with repairing property damage caused by the hurricane.  Included in restricted cash at December 31, 2020, are the remaining property damage settlement proceeds of $32.0 million, along with other related hurricane reserves required by the mortgage lender of $6.5 million, aggregating $38.5 million.  The Company estimates that it will incur between $5 million and $10 million to complete its restoration efforts subject to the mortgage lender’s satisfaction that all necessary restoration work has been completed.  The timing of the restoration and repair work was impacted by the COVID-19 pandemic, and the Company now anticipates that the repair and restoration work will be substantially complete in mid-2021.  The timing and scheduling of remaining repair work are highly dependent upon any changes in the scope of work and the availability of building materials, supplies and skilled labor.  In addition, the timing of completing the remaining repair work could be delayed by any additional stay-at-home directives or temporary closures of non-essential businesses as a result of the impacts of the COVID-19 pandemic.

See further discussion in Note 10, “Commitments and Contingencies,” of the Company’s December 31, 2020, combined and consolidated financial statements included herein.

ECONOMIC CONDITIONS

Portfolio Composition and Retail Environment.  Though leasing prospects are heavily dependent on local conditions, in general, the Company saw continued demand from tenants for its continental U.S. space during January and February of 2020 before uncertainty and tenant concern around the COVID-19 pandemic caused a slowdown in lease activity beginning in March through December 31, 2020.  The Company’s portfolio has a diversified tenant base, with only three tenants whose annualized rental revenue equals or exceeds 3% of the Company’s annualized revenues at December 31, 2020 (Walmart/Sam’s Club at 5.3%, PetSmart at 3.4% and Bed Bath & Beyond at 3.0%).  Other significant tenants include TJX Companies (T.J. Maxx, Marshalls and HomeGoods) and Best Buy. All of these tenants have relatively strong financial positions, having outperformed other retail categories on a relative basis over time, and the Company believes they remain well capitalized.  Historically, these tenants have provided a stable revenue base, and the Company believes that they will continue to do so going forward, given the long-term nature of these leases.  Moreover, the majority of the tenants in the Company’s continental U.S. shopping centers provide day-to-day consumer necessities with a focus on value, convenience and service, which the Company believes will enable many of its tenants to succeed under a variety of economic conditions. The Company recognizes the risks posed by current economic conditions but believes that the diversity of its properties and the credit quality of its tenant base should enable it to navigate through a potentially challenging economic environment.

The shopping center portfolio’s occupancy was 87.3% at both December 31, 2020 and 2019.  The occupancy rate was impacted by the sale of assets having higher occupancy rates offset by the impact of tenant expirations and bankruptcies.  The total portfolio average annualized base rent per occupied square foot was $16.25 at December 31, 2020, as compared to $15.72 at December 31, 2019.  The change in the annualized base rent per occupied square foot was also impacted by the sale of assets with lower rates.

At December 31, 2020, the Company owned 11 assets on the island of Puerto Rico (including five enclosed malls) aggregating 4.0 million square feet, representing approximately 47% of Company-owned GLA, approximately 52% of the Company’s total consolidated revenue and approximately 51% of the Company’s total consolidated revenue less operating expenses (i.e., net operating income) for the year ended December 31, 2020.  The Company believes that the tenants at its Puerto Rico properties (many of which are high-quality continental U.S. retailers, such as Walmart/Sam’s Club and the TJX Companies (T.J. Maxx and Marshalls)) typically cater to the local consumer’s desire for value, convenience and day-to-day necessities.  However, new demand for space at the Puerto Rico properties has been more limited, especially with respect to big box and national tenants as many of those tenants continue to evaluate their presence and operating plans on the Island.  Limited leasing demand may continue to put pressure on leasing spreads on both new leases and renewals as the Company seeks to prioritize occupancy over rental rate growth.  See further discussion of the Company’s leasing spreads included herein in Item 1. “Business.”  There is continued concern about the strength of the Puerto Rican economy, the ability of the government of Puerto Rico to meet its financial obligations and the impact of the territory’s ongoing bankruptcy and debt restructuring process on the economy of Puerto Rico, which may further adversely impact retail tenants’ interest in maintaining or expanding their operations in Puerto Rico.  The impact of Hurricane Maria in Puerto Rico further exacerbated these concerns.  See Note 10, “Commitments and Contingencies,” to the Company’s combined and consolidated financial statements included herein and Item 1A. “Risk Factors.”

The retail sector continues to be affected by increasing competition, including the impact of e-commerce.  These dynamics are expected to continue to lead to tenant bankruptcies, closures and store downsizing.  Some conventional department stores and national chains have announced bankruptcies, store closures and/or reduced expansion plans in recent years leading to a smaller overall number of tenants requiring large store formats.  The loss of a tenant or downsizing of space can adversely affect the Company.  See Item 1A. “Risk Factors.”

In addition to the impacts of increased competition, e-commerce and adverse conditions in Puerto Rico, beginning in March 2020 the retail sector in both the continental U.S. and Puerto Rico has been significantly impacted by the COVID-19 pandemic.  Though the impact of the COVID-19 pandemic on tenant operations has varied by tenant category, local conditions and applicable government mandates, a significant number of the Company’s tenants have experienced a reduction in sales and foot traffic, and many tenants were forced to limit their operations or close their businesses for a period of time.  As of March 4, 2021, approximately 98% of the Company’s tenants (based on average base rents) were open for business, up from a low of approximately 34% in early April 2020.  In Puerto Rico, the local government ordered malls and nonessential businesses at outdoor shopping centers to close from mid-March until early June 2020.  Puerto Rico did not reopen to international travelers until mid-July 2020 and government mandated closures of gyms and movie theaters remained in place until mid-September 2020.  Although malls and shopping centers remain open as of March 4, 2021, many tenants remain subject to occupancy and operating restrictions which are expected to continue to adversely impact their revenues, and bars and certain other entertainment-related businesses remain closed.

The COVID-19 pandemic had no impact on the Company’s collection of rents for the first quarter of 2020, but it had a significant impact on collection of rents for April 2020 through January 31, 2021.  As of March 4, 2021, the Company’s tenants quarterly rent payment rates are reflected as follows:

	Second Quarter 2020	Third Quarter 2020	Fourth Quarter 2020	January 2021
Continental U.S.	85%	91%	95%	99%
Puerto Rico	78%	90%	90%	91%

The Company calculates the aggregate percentage of rents paid for assets owned as of December 31, 2020, by comparing the amount of tenant payments received as of the date presented to the amount billed to tenants during the period, which billed amount includes abated rents, rents subject to deferral arrangements and rents owing from bankrupt tenants that were in possession of the space and billed. For the purposes of reporting the percentage of aggregate base rents collected for a given period, when rents subject to deferral arrangements are later paid, those payments are allocated to the period in which the rent was originally owed.

The Company continues to evaluate its options with respect to tenants with whom the Company has not reached satisfactory resolution of unpaid rents and has commenced collection actions against several tenants.  In addition, the Company has engaged in discussions with most of its larger tenants that failed to satisfy all or a portion of their rent obligations during 2020 and has agreed to terms with a significant number of such tenants.  These arrangements have generally taken the form of rent deferrals and, in circumstances where tenants have agreed to extend lease terms or make other material concessions, rent abatements (especially in Puerto Rico).  As of March 4, 2021, agreed upon rent-deferral and abatement arrangements relating to 2020 base rents that remain unpaid represented the following percentages:

	Second Quarter 2020	Third Quarter 2020	Fourth Quarter 2020	January 2021
Continental U.S.	6%	3%	1%	N/A
Puerto Rico	7%	2%	2%	N/A

A majority of such deferred rents are expected to be repaid by year-end 2021.

While the Company is unable to forecast the resolution of unpaid rents, outstanding tenant relief requests, the level of rent collections in subsequent periods or the duration of the disruption to tenant and Company operations caused by the COVID-19 pandemic, the Company expects that its results of operations will continue to be adversely impacted by the pandemic and its impact on the economy.  Additionally, new surges in COVID-19 contagion may lead to new restrictions on tenant operations, nonpayment of contractual and previously deferred rents, additional tenant requests for rent relief and additional tenant closures and bankruptcies which may further adversely impact the Company’s results of operations in the future.  Certain tenant categories may be especially vulnerable, including movie theaters, restaurants and entertainment.

Disposition Outlook. In addition to its goal of maximizing cash flow from property operations, the Company seeks to realize profits through the regular sale of assets to a variety of buyers.  In recent years, the market upon which this aspect of the business plan relies has been characterized as liquid but fragmented, with a wide range of generally small, non-institutional investors.  While some investors do not require debt financing, many seek to capitalize on leveraged returns using mortgage financing at interest rates well below the initial asset-level returns implied by disposition prices.  In addition to small, often local buyers, the Company also plans to transact with mid-sized institutional investors, some of which are domestic and foreign publicly traded companies.  Many larger domestic institutions, such as pension funds and insurance companies that were traditionally large buyers of retail real estate assets, have generally become less active participants in retail transaction markets over the last several years.  Lower participation of institutions and a generally smaller overall buyer pool has resulted in some level of pressure on asset prices, particularly for larger properties, though this impact remains highly heterogeneous and varies widely by market and specific assets.  Prices for retail real estate in Puerto Rico (especially enclosed malls) remain highly uncertain due to lack of transaction activity since Hurricane Maria.

The COVID-19 pandemic has created uncertainty with respect to the timing and ability of the Company to execute the disposition portion of its business plan.  Beginning in March 2020, many prospective purchasers delayed or suspended their acquisition activities due to, among other factors, the uncertainty of tenant operations and the availability and terms of financing. Purchasers’ expectations with respect to economic returns from future investments in retail real estate may also be impacted by uncertainties caused by the COVID-19 pandemic and resulting changes in consumer behavior.  Although the Company believes that the COVID-19 pandemic will continue to have an adverse effect on the timing and pricing of disposition activity, the Company is currently unable to predict the magnitude of such impact.

For additional risks relating to the COVID-19 pandemic, see Item 1A. Risk Factors in Part I of the Annual Report on Form 10‑K.

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
•

The Company’s financial condition may be affected by required debt service payments, the risk of default and restrictions on its ability to incur additional debt or to enter into certain transactions under documents governing its debt obligations.  In addition, it may encounter difficulties in refinancing existing debt.  Borrowings under the mortgage loan or the Revolving Credit Agreement are subject to certain representations and warranties and customary events of default, including any event that has had or could reasonably be expected to have a material adverse effect on the Company’s business or financial condition;

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
•

The Company may not realize anticipated returns from its 11 real estate assets located in Puerto Rico, which carry risks in addition to those it faces with its continental U.S. properties and operations;

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

The Company’s primary market risk exposure is interest rate risk.  At December 31, 2020 and 2019, the Company’s outstanding indebtedness was composed of all variable-rate debt.  At December 31, 2020, the Company’s carrying value of the variable-rate debt was $344.5 million and its fair value was $362.7 million.  At December 31, 2019, the Company’s carrying value of the variable-rate debt was $655.8 million and its fair value was $682.2 million.  If interest rates were to increase by 1.00%, or 100 basis-points, the fair value of the debt would be $362.5 million and $681.9 million at December 31, 2020 and 2019, respectively. The sensitivity to changes in interest rates of the Company’s variable-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above. A 100 basis-point increase in short-term market interest rates on variable-rate debt at December 31, 2020, would result in an increase in interest expense of approximately $3.5 million for the twelve-month period ended December 31, 2020.

The Company intends to use proceeds from asset sales to repay its indebtedness and, following the repayment of its mortgage loan, for general corporate purposes including distributions to the Company’s preferred and common shareholders.  To the extent the Company were to incur variable-rate indebtedness, its exposure to increases in interest rates in an inflationary period could increase.  The Company does not believe, however, that increases in interest expense as a result of inflation will significantly impact the Company’s distributable cash flow.

The Company intends to continually monitor and actively manage interest costs on any variable-rate debt portfolio and may enter into swap positions or interest rate caps. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of December 31, 2020, the Company had no other material exposure to market risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1 and is incorporated herein by reference thereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b), of the effectiveness of the Company’s disclosure controls and procedures.  Based on their evaluation as required, the CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2020, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and were effective as of December 31, 2020, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) or 15d-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).  Based on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2020, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

On March 9, 2021, the Company extended the scheduled maturity date applicable to the Loan Agreement, dated as of March 11, 2019 among the Company and Column Financial, Inc., JP Morgan Chase Bank, National Association and Morgan Stanley Bank, N.A. from March 9, 2021 to March 9, 2022.  Other than the maturity date, no terms of the credit facility were amended or altered by the extension of the scheduled maturity date.

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
•

Code of Ethics for Senior Financial Officers that applies to the Company’s senior financial officers, including the chief executive officer, president and chief financial officer, chief accounting officer, controllers, treasurer and chief internal auditor among others designated by the Company, if any (amendments to, or waivers from, the Code of Ethics for Senior Financial Officers will be disclosed on the Company’s website) and

•

Code of Business Conduct and Ethics that governs the actions and working relationships of the Manager’s employees, officers and directors with current and potential customers, consumers, competitors, government and self-regulatory agencies, investors, the public, the media and anyone else with whom the Company has or may have contact.

Copies of the Company’s corporate governance documents are available on the Company’s website, www.retailvalueinc.com, under “Investors—Governance.”

Certain other information required by this Item 10 is incorporated herein by reference to the information under the headings “Proposal One: Election of Directors at the Annual Meeting” and “Board Governance” contained in the Company’s Proxy Statement for the Company’s 2021 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A (“2021 Proxy Statement”) and the information under the heading “Information About the Company’s Executive Officers” in Part I of this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the information under the headings “Board Governance—Compensation of Directors” and “Executive Compensation” contained in the 2021 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 is incorporated herein by reference to the “Board Governance—Security Ownership of Directors and Management” and “Corporate Governance and Other Matters—Security Ownership of Certain Beneficial Owners” sections of the 2021 Proxy Statement.  The following table sets forth the number of securities issued and outstanding under existing equity compensation plans, as of December 31, 2020:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	13,476	(2)	—	888,480	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	13,476		—	888,480
(1)	Includes the Company’s 2018 Equity-Based Award Plan.
(2)	Common shares that will be issued upon the vesting of restricted stock units.
(3)	All of these shares may be issued with respect to award vehicles other than just stock options or shares appreciation rights or other rights to acquire shares.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the “Proposal One: Election of Directors,” “Certain Relationships and Related-Party Transactions” and “Corporate Governance and Other Matters—Policy Regarding Related-Party Transactions” sections of the 2021 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the “Proposal Two: Ratification of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm—Fees Paid to PricewaterhouseCoopers LLP” section of the 2021 Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a)	1. Financial Statements

The following documents are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Combined and Consolidated Statements of Operations and Comprehensive (Loss) Income

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

Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this report:

Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
2.1	Separation and Distribution Agreement, dated July 1, 2018, by and between DDR Corp. (n/k/a SITE Centers Corp.) and the Company	Current Report on Form 8-K (Filed with the SEC on July 2, 2018; File No. 001-38517)
3.1	Second Amended and Restated Articles of Incorporation of the Company	Quarterly Report on Form 10-Q (Filed with the SEC on August 10, 2018; File No. 001-38517)
3.2	Amended and Restated Code of Regulations of the Company	Quarterly Report on Form 10-Q (Filed with the SEC on August 10, 2018; File No. 001-38517)
4.1	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	Annual Report on Form 10-K (Filed with the SEC on March 2, 2020; File No. 001-38517)
10.1	Amended and Restated Management and Leasing Agreement, dated February 14, 2018, among each of the entities set forth on Exhibit A and DDR Asset Management LLC	Registration Statement on Form 10 (Filed with the SEC on June 4, 2018; File No. 001-38517)
10.2	Amended and Restated Management and Leasing Agreement, dated February 14, 2018, among each of the entities set forth on Exhibit A and DDR Asset Management LLC	Registration Statement on Form 10 (Filed with the SEC on June 4, 2018; File No. 001-38517)
10.3	Amended and Restated Management and Leasing Agreement, dated February 14, 2018, among each of the entities set forth on Exhibit A, DDR Asset Management LLC and DDR PR Ventures II LLC	Registration Statement on Form 10 (Filed with the SEC on June 4, 2018; File No. 001-38517)
10.4	Amended and Restated Agreement, dated October 30, 2020, between Retail Value Inc. and JDN Development Company	Quarterly Report on Form 10-Q (Filed with the SEC on November 5, 2020; File No. 001-38517)

Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
10.5	Loan Agreement and Other Loan Documents, dated as of March 11, 2019, among the Company and Column Financial, Inc., JP Morgan Chase Bank, National Association and Morgan Stanley Bank, N.A.	Quarterly Report on Form 10-Q (Filed with the SEC on May 7, 2019; File No. 001-38517)
10.6

First Amendment to Loan Agreement and Other Loan Documents, dated as of March 19, 2019, among the Company and Column Financial, Inc., JP Morgan Chase Bank, National Association and Morgan Stanley Bank, NA

Quarterly Report on Form 10-Q (Filed with the SEC on May 7, 2019; File No. 001-38517)
10.7

Second Amendment to Loan Agreement and Other Loan Documents, dated as of March 21, 2019, among the Company and Column Financial, Inc., JP Morgan Chase Bank, National Association and Morgan Stanley Bank, NA

Quarterly Report on Form 10-Q (Filed with the SEC on May 7, 2019; File No. 001-38517)
10.8	Tax Matters Agreement, dated July 1 ,2018, by and between DDR Corp. (n/k/a SITE Centers Corp.) and the Company	Current Report on Form 8-K (Filed with the SEC on July 2, 2018; File No. 001-38517)
10.9	External Management Agreement, dated July 1, 2018, by and between the Company and DDR Asset Management LLC	Current Report on Form 8-K (Filed with the SEC on July 2, 2018; File No. 001-38517)
10.10	Credit Agreement, dated July 2, 2018, among the Company, the lenders named therein and PNC Bank, National Association, as administrative agent	Current Report on Form 8-K (Filed with the SEC on July 2, 2018; File No. 001-38517)
10.11	First Amendment to the Credit Agreement, dated March 11, 2019, among the Company, the lenders named therein and PNC Bank, National Association, as administrative agent	Quarterly Report on Form 10-Q (Filed with the SEC on May 7, 2019; File No. 001-38517)
10.12	Guaranty Fee and Reimbursement Letter Agreement, dated July 2, 2018, by and between the Company and DDR Corp. (n/k/a SITE Centers Corp.)	Current Report on Form 8-K (Filed with the SEC on July 2, 2018; File No. 001-38517)
10.13	Waiver Agreement, dated July 1, 2018, by and between Mr. Alexander Otto and the Company	Current Report on Form 8-K (Filed with the SEC on July 2, 2018; File No. 001-38517)
10.14	Retail Value Inc. 2018 Equity and Incentive Compensation Plan*	Registration Statement on Form 10 (Filed with the SEC on June 4, 2018; File No. 001-38517)
10.15	Form of Restricted Share Units Agreement for Directors*	Registration Statement on Form 10 (Filed with the SEC on June 4, 2018; File No. 001-38517)
10.16	Form of Director and Officer Indemnification Agreement*	Current Report on Form 8-K (Filed with the SEC on July 2, 2018; File No. 001-38517)
21.1	List of Subsidiaries	Submitted electronically herewith
23.1	Consent of PricewaterhouseCoopers LLP	Submitted electronically herewith
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
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

Submitted electronically herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith

Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 has been formatted in Inline XBRL.	Submitted electronically herewith
*Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
Item 16.	FORM 10-K SUMMARY

None.

Retail Value Inc.

INDEX TO FINANCIAL STATEMENTS

Financial Statements:	Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2020 and 2019	F-3

Combined and Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2020, for the year ended December 31, 2019, for the period from July 1, 2018 to December 31, 2018 and for the period from January 1, 2018 to June 30, 2018

F-4

Combined and Consolidated Statements of Equity for the year ended December 31, 2020, for the year ended December 31, 2019, for the period from July 1, 2018 to December 31, 2018 and for the period from January 1, 2018 to June 30, 2018

F-5

Combined and Consolidated Statements of Cash Flows for the year ended December 31, 2020, for the year ended December 31, 2019, for the period from July 1, 2018 to December 31, 2018 and for the period from January 1, 2018 to June 30, 2018

F-6
Notes to Combined and Consolidated Financial Statements	F-7
Financial Statement Schedules:

II  —  Valuation and Qualifying Accounts and Reserves for the year ended December 31, 2020, for the year ended December 31, 2019, for the period from July 1, 2018 to December 31, 2018 and for the period from January 1, 2018 to June 30, 2018

F-27
III — Real Estate and Accumulated Depreciation at December 31, 2020	F-28

All other schedules are omitted because they are not applicable or the required information is shown in the combined and consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Retail Value Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Retail Value Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for the years ended December 31, 2020 and 2019, and for the periods from July 1, 2018 to December 31, 2018, and January 1, 2018 to June 30, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, and for the periods from July 1, 2018 to December 31, 2018, and January 1, 2018 to June 30, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 10, 2021

We have served as the Company’s auditor since 2017.

Retail Value Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2020	2019
Assets
Land	$397,699	$522,393
Buildings	1,031,886	1,380,984
Fixtures and tenant improvements	134,335	152,426
	1,563,920	2,055,803
Less: Accumulated depreciation	(593,691)	(670,509)
	970,229	1,385,294
Construction in progress	1,515	2,017
Total real estate assets, net	971,744	1,387,311
Cash and cash equivalents	56,849	71,047
Restricted cash	115,939	112,246
Accounts receivable	25,302	25,195
Other assets, net	26,042	30,888
	$1,195,876	$1,626,687
Liabilities and Equity
Mortgage indebtedness, net	$344,485	$655,833
Payable to SITE Centers	35	105
Accounts payable and other liabilities	38,568	53,789
Dividends payable	23,002	39,057
Total liabilities	406,090	748,784
Commitments and contingencies (Note 10)
Redeemable preferred equity	190,000	190,000
Retail Value Inc. shareholders' equity
Common shares, with par value, $0.10 stated value; 200,000,000 shares authorized; 19,829,498 and 19,052,592 shares issued at December 31, 2020 and December 31, 2019, respectively	1,983	1,905
Additional paid-in capital	721,234	692,871
Accumulated distributions in excess of net loss	(123,428)	(6,857)
Less: Common shares in treasury at cost: 234 and 454 shares at December 31, 2020 and December 31, 2019, respectively	(3)	(16)
Total equity	599,786	687,903
	$1,195,876	$1,626,687

The accompanying notes are an integral part of these combined and consolidated financial statements.

Retail Value Inc.

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

			For the Period from	For the Period from
	For the Year Ended December 31,		July 1, 2018 to	January 1, 2018 to
	2020	2019	December 31, 2018	June 30, 2018
	The Company			RVI Predecessor
Revenues from operations:
Rental income	$169,725	$230,328	$132,875	$149,825
Business interruption income	—	7,675	4,404	5,100
Other income	83	1,092	68	309
	169,808	239,095	137,347	155,234
Rental operation expenses:
Operating and maintenance	40,803	41,604	21,655	24,608
Real estate taxes	20,752	27,693	17,597	19,571
Property and asset management fees	18,612	21,857	13,075	6,819
Impairment charges	115,525	80,070	6,390	48,680
Hurricane property insurance (income) loss, net	—	(79,391)	366	868
General and administrative	3,612	3,953	2,147	7,638
Depreciation and amortization	57,053	74,598	42,471	50,144
	256,357	170,384	103,701	158,328
Other income (expense):
Interest expense, net	(22,742)	(42,674)	(32,249)	(37,584)
Debt extinguishment costs	(5,922)	(19,379)	(6,431)	(109,036)
Transaction costs	—	(37)	(186)	(33,325)
Other income (expense), net	251	(850)	(2,590)	(3)
Gain on disposition of real estate, net	22,800	41,482	16,813	13,096
	(5,613)	(21,458)	(24,643)	(166,852)
(Loss) income before tax expense	(92,162)	47,253	9,003	(169,946)
Tax expense	(1,392)	(504)	(151)	(4,210)
Net (loss) income	$(93,554)	$46,749	$8,852	$(174,156)
Comprehensive (loss) income	$(93,554)	$46,749	$8,852	$(174,156)

Per share data:
Basic and diluted	$(4.72)	$2.46	$0.48	N/A

The accompanying notes are an integral part of these combined and consolidated financial statements.

Retail Value Inc.

COMBINED AND CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

		Common Shares
	RVI Predecessor Equity	Shares	Amounts	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income (Loss)	Treasury Stock at Cost	Total
RVI Predecessor
Balance, December 31, 2017	$1,090,464	—	$—	$—	$—	$—	$1,090,464
Net transactions with SITE Centers	(227,000)	—	—	—	—	—	(227,000)
Net loss	(174,156)	—	—	—	—	—	(174,156)
Balance, June 30, 2018	$689,308	—	$—	$—	$—	$—	$689,308

The Company
Contributions from SITE Centers	$—	18,465	$1,846	$675,566	$—	$(6)	$677,406
Dividends declared	—	—	—	—	(24,005)	—	(24,005)
Net income	—	—	—	—	8,852	—	8,852
Balance, December 31, 2018	—	18,465	1,846	675,566	(15,153)	(6)	662,253
Issuance of common shares related to stock dividend and stock plan	—	587	59	17,305	—	10	17,374
Repurchase of common shares	—	—	—	—	—	(20)	(20)
Adoption of ASC Topic 842 (Leases)	—	—	—	—	700	—	700
Dividends declared	—	—	—	—	(39,153)	—	(39,153)
Net income	—	—	—	—	46,749	—	46,749
Balance, December 31, 2019	—	19,052	1,905	692,871	(6,857)	(16)	687,903
Issuance of common shares related to stock dividend and stock plan	—	777	78	28,363	—	16	28,457
Repurchase of common shares	—	—	—	—	—	(3)	(3)
Dividends declared	—	—	—	—	(23,017)	—	(23,017)
Net loss	—	—	—	—	(93,554)	—	(93,554)
Balance, December 31, 2020	$—	19,829	$1,983	$721,234	$(123,428)	$(3)	$599,786

The accompanying notes are an integral part of these combined and consolidated financial statements.

Retail Value Inc.

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

			For the Period from	For the Period from
	For the Year Ended December 31,		July 1, 2018 to	January 1, 2018 to
	2020	2019	December 31, 2018	June 30, 2018
	The Company			RVI Predecessor
Cash flow from operating activities:
Net (loss) income	$(93,554)	$46,749	$8,852	$(174,156)
Adjustments to reconcile net (loss) income to net cash flow provided by operating activities:
Depreciation and amortization	57,053	74,598	42,471	50,144
Amortization and write-off of above- and below-market leases, net	(1,092)	(1,237)	(980)	(928)
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	8,878	14,510	8,266	14,556
Gain on disposition of real estate, net	(22,800)	(41,482)	(16,813)	(13,096)
Property insurance proceeds in excess of receivable	—	(77,914)	—	—
Impairment charges	115,525	80,070	6,390	48,680
Loss on debt extinguishment	—	235	—	97,077
Interest rate hedging activities	—	1,152	3,604	(4,538)
Assumption of buildings due to ground lease terminations	—	(830)	—	(2,150)
Valuation allowance of prepaid taxes	—	—	—	3,991
Net change in accounts receivable	(4,026)	2,890	(2,994)	(4,664)
Net change in accounts payable and other liabilities	(5,998)	(3,955)	1,590	15,472
Net change in other operating assets	(2,328)	97	(6,393)	(1,556)
Total adjustments	145,212	48,134	35,141	202,988
Net cash flow provided by operating activities	51,658	94,883	43,993	28,832
Cash flow from investing activities:
Real estate improvements to operating real estate	(22,881)	(79,833)	(44,759)	(20,461)
Proceeds from disposition of real estate	291,816	316,227	283,330	100,347
Hurricane property insurance proceeds	—	107,691	20,000	20,193
Net cash flow provided by investing activities	268,935	344,085	258,571	100,079
Cash flow from financing activities:
Repayment of Parent Company unsecured debt, including repayment costs	—	—	—	(899,880)
Proceeds from mortgage debt	—	900,000	—	1,350,000
Repayment of mortgage debt, including repayment costs	(320,128)	(1,214,514)	(282,742)	(421,344)
Payment of debt issuance costs	—	(11,895)	(252)	(32,755)
Net transactions with SITE Centers	—	(33,596)	(3,757)	(37,864)
Dividends paid	(10,970)	(6,869)	—	—
Net cash flow used for financing activities	(331,098)	(366,874)	(286,751)	(41,843)

Net (decrease) increase in cash, cash equivalents and restricted cash	(10,505)	72,094	15,813	87,068
Cash, cash equivalents and restricted cash, beginning of period	183,293	111,199	95,386	8,318
Cash, cash equivalents and restricted cash, end of period	$172,788	$183,293	$111,199	$95,386

The accompanying notes are an integral part of these combined and consolidated financial statements.

Notes to Combined and Consolidated Financial Statements

1.Nature of Business

On July 1, 2018, SITE Centers Corp., formerly known as DDR Corp. (“SITE Centers” or the “Manager”), completed the separation of Retail Value Inc., an Ohio corporation formed in December 2017 that owned and operated a portfolio of 48 retail shopping centers that at the time of the separation included 36 continental U.S. assets and 12 Puerto Rico assets (collectively, “RVI” the “RVI Predecessor” or the “Company”), into an independent public company.  At December 31, 2020, RVI owned 22 retail shopping centers that included 11 continental U.S. assets and 11 Puerto Rico assets (including five enclosed malls) comprising 8.5 million square feet of gross leasable area (“GLA”) and were located in nine states and Puerto Rico.  These properties serve as direct or indirect collateral for a mortgage loan which, as of December 31, 2020, had an aggregate principal balance of $354.2 million.  In January 2021, a $51.2 million repayment on the mortgage loan was made from the use of restricted cash primarily related to asset sales consummated in December 2020 (Note 16).

In connection with RVI’s separation from SITE Centers on July 1, 2018, the Company and SITE Centers entered into a separation and distribution agreement (the “Separation and Distribution Agreement”) pursuant to which, among other things, SITE Centers agreed to transfer properties and certain related assets, liabilities and obligations to RVI, and to distribute 100% of the outstanding common shares of RVI to holders of record of SITE Centers’ common shares as of the close of business on June 26, 2018, the record date.  On July 1, 2018, holders of SITE Centers’ common shares received one common share of RVI for every ten shares of SITE Centers’ common stock held on the record date.  In connection with the separation from SITE Centers, SITE Centers retained 1,000 shares of RVI’s series A preferred stock (the “RVI Preferred Shares”) having an aggregate dividend preference equal to $190 million, which amount may increase by up to an additional $10 million depending on the amount of aggregate gross proceeds generated by RVI asset sales (Note 9).

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

2.Basis of Presentation

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

For periods prior to July 1, 2018, the combined financial statements include the revenues and direct expenses of the RVI Predecessor. Certain direct costs historically paid by the properties but contracted through SITE Centers include, but are not limited to, management fees, insurance, compensation costs and out-of-pocket expenses directly related to the management of the properties (Note 12).  Further, the combined financial statements include an allocation of indirect costs and expenses incurred by SITE Centers related to the Company, primarily consisting of compensation and other general and administrative costs that have been allocated using the relative percentage of property revenue of the Company and SITE Centers’ management’s knowledge of the Company.  In addition, the combined financial statements include an allocation of interest expense on SITE Centers’ unsecured debt, excluding debt that is specifically attributable to the Company.  Interest expense was allocated by calculating the unencumbered net assets of each property held by the Company as a percentage of SITE Centers’ total consolidated unencumbered net assets and multiplying that percentage by the interest expense on SITE Centers’ unsecured debt.  Included in the allocation of general and administrative expenses for the period from January 1, 2018 to June 30, 2018, are employee separation charges aggregating $1.1 million related to SITE Centers’ management transition and staffing reduction.  The amounts allocated in the accompanying combined financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had the RVI Predecessor been a separate independent entity.  SITE Centers believes the assumptions underlying SITE Centers’ allocation of indirect expenses are reasonable.

3.Summary of Significant Accounting Policies

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the year.  The Company considered impacts to its estimates related to the COVID-19 pandemic, as appropriate, within its consolidated financial statements and there may be changes to those estimates in future periods.  The Company believes that its accounting estimates are appropriate after giving consideration to the increased uncertainties surrounding the severity and duration of the COVID-19 pandemic.  Actual results could differ from those estimates.

Revenue Recognition

For the real estate industry, leasing transactions are not within the scope of the standard.  A majority of the Company’s tenant-related revenue is recognized pursuant to lease agreement and is governed by the leasing guidance.

Rental Income

Rental Income on the combined and consolidated statements of operations includes contractual lease payments that generally consist of the following:

•

Fixed lease payments, which include fixed payments associated with expense reimbursements from tenants for common area maintenance, taxes and insurance from tenants in shopping centers and are recognized on a straight-line basis over the non-cancelable term of the lease, which generally ranges from one month to 30 years, and include the effects of applicable rent steps and abatements.

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

For those tenants where the Company is unable to assert that collection of amounts due over the lease term is probable, the Company has categorized these tenants on the cash basis of accounting.  As a result, no rental income is recognized from such tenants once they have been placed on the cash basis of accounting until payments are received.

Business Interruption Income

The Company recorded revenue for covered business interruption in the period it determined it was probable it would be compensated and the applicable contingencies with the insurance company were resolved.  These income recognition criteria resulted in business interruption insurance recoveries being recorded in a period subsequent to the period the Company experienced lost revenue from the damaged properties.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

			For the Period from	For the Period from
	For the Year Ended December 31,		July 1, 2018 to	January 1, 2018 to
	2020	2019	December 31, 2018	June 30, 2018
	The Company			RVI Predecessor
Contribution of net assets from SITE Centers	$—	$—	$677.4	$—
Stock dividends	28.1	17.3	—	—
Dividend declared, but not paid	23.0	39.1	24.0	—
Accounts payable related to construction in progress	2.9	5.1	16.3	10.1
Note receivable related to disposition of shopping center	3.0	—	—	—
Assumption of buildings due to ground lease terminations	—	0.8	—	2.2
Receivable and reduction of real estate assets, net – related to hurricane	—	—	—	6.1

Real Estate

Real estate assets, which include construction in progress, are stated at cost less accumulated depreciation. Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	Useful lives, ranging from 20 to 31.5 years
Building improvements and fixtures	Useful lives, ranging from 3 to 20 years
Tenant improvements	Shorter of economic life or lease terms

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

Real Estate Impairment Assessment

Individual real estate assets and intangibles are reviewed for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment indicators are primarily related to significant decreases in projected cash flows including estimated fair value or changes in estimated hold periods; however, other impairment indicators could occur.  An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value. The determination of anticipated undiscounted cash flows is inherently subjective, requiring significant estimates made by management, and considers the most likely expected course of action at the balance sheet date based on current plans, intended holding periods and available market information. If the Company is evaluating the potential sale of an asset, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action as of the balance sheet date. If an impairment is indicated, an impairment loss is then recognized based on the excess of the carrying amount of the asset over its fair value. Aggregate impairment charges related to real estate assets were $115.5 million and $80.1 for the years ended December 31, 2020 and 2019, respectively, and $6.4 million and $48.7 million for the period from July 1, 2018 to December 31, 2018 and for the period from January 1, 2018 to June 30, 2018, respectively (Note 11).

Disposition of Real Estate

Sales of nonfinancial assets, such as real estate, are to be recognized when control of the asset transfers to the buyer, which will occur when the buyer has the ability to direct the use of or obtain substantially all of the remaining benefits from the asset.  This generally occurs when the transaction closes and consideration is exchanged for control of the asset.

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

Real Estate Held for Sale

The Company generally considers assets to be held for sale when management believes that a sale is probable within a year. This generally occurs when a sales contract is executed with no substantive contingencies and the prospective buyer has significant funds at risk. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value, less cost to sell. The Company evaluated its property portfolio and did not identify any properties that would meet the above-mentioned criteria for held for sale as of December 31, 2020 and 2019.

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

Interest paid on the Company’s mortgage indebtedness and the Parent Company’s unsecured debt (2018 only) for the years ended December 31, 2020 and 2019, aggregated $20.6 million and $41.8 million, respectively, and for the period from July 1, 2018 to December 31, 2018 and for the period from January 1, 2018 to June 30, 2018, aggregated $31.4 million and $46.0 million, respectively. The Company capitalized interest of $0.1 million and $1.1 million for the years ended December 31, 2020 and 2019, respectively, and $0.8 million and $0.1 million for the period from July 1, 2018 to December 31, 2018 and for the period from January 1, 2018 to June 30, 2018, respectively.

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

Restricted Cash

Restricted cash represents amounts on deposit with financial institutions primarily for debt service payments, real estate taxes, capital improvements and operating reserves as required pursuant to the applicable loan agreement (Note 7).  In addition, restricted cash includes Hurricane Maria property insurance settlement proceeds and related reserves of $38.5 million and $57.2 million at December 31, 2020 and 2019, respectively, pending the lender’s satisfaction that all necessary remediation has been completed. For purposes of the Company’s combined and consolidated statements of cash flows, changes in restricted cash are aggregated with cash and cash equivalents.

Accounts Receivable

The Company makes estimates of the collectability of its accounts receivable related to base rents, including straight-line rentals, expense reimbursements and other revenue or income.  Upon adoption of Accounting Standards Update No. 2016-02—Leases, as amended (“Topic 842”), rental income for the periods beginning on or after January 1, 2019, has been reduced for amounts the Company believes are not probable of being collected.  The Company analyzes tenant credit worthiness, as well as both current economic and tenant-specific sector trends when evaluating the probability of collection of accounts receivable.  In evaluating tenant credit worthiness, the Company’s assessment may include a review of payment history, tenant sales performance and financial position.  For larger national tenants, the Company also evaluates projected liquidity, as well as the tenant’s access to capital and the overall health of the particular sector.  In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the probability of collection of the related receivable.  The time to resolve these claims may exceed one year.  These estimates have a direct impact on the Company’s earnings because once the amount is considered not probable of being collected, earnings are reduced by a corresponding amount until the receivable is collected.

Accounts receivable do not include estimated amounts not probable of being collected (primarily contract disputes) of $2.9 million and $3.1 million at December 31, 2020 and 2019, respectively.  Accounts receivable are generally expected to be collected within one year.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.  Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the term of the lease.  As most of the Company’s leases do not include an implicit rate, the Company used its incremental borrowing rate based on the information available at the commencement date of the standard in determining the present value of lease payments.  For each lease, the Company utilized a market-based approach to estimate the incremental borrowing rate (“IBR”), which required significant judgment.  The Company estimated base IBRs based on an analysis of (i) yields on comparable companies, (ii) observable mortgage rates and (iii) unlevered property yields and discount rates.  The Company applied adjustments to the base IBRs to account for full collateralization and lease term.  Operating lease ROU assets also include any lease payments made.  The Company has options to extend certain of the ground leases; however, these options were not considered as part of the lease term when calculating the lease liability as they were not reasonably certain to be exercised.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

In the normal course of business, the Company, or one or more of its subsidiaries, is subject to examination by federal, state, commonwealth and local tax jurisdictions, in which it operates, where applicable. For the year ended December 31, 2020, the Company recognized no material adjustments regarding its tax accounting treatment for uncertain tax provisions.

As of December 31, 2020, the tax years that remain subject to examination by the major tax jurisdictions under applicable statutes of limitations are the year 2018 and forward.

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

Segments

At December 31, 2020, the Company had two reportable operating segments: continental U.S. and Puerto Rico.  The Company’s chief operating decision maker, the Company’s Board of Directors, may review operational and financial data on a property basis but also reviews the portfolio based on the two geographical areas.  The tenant base of the Company primarily includes national and regional retail chains and local tenants.  Consequently, the Company’s credit risk is concentrated in the retail industry.

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

Accounting for Leases During the COVID-19 Pandemic

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the impact of the COVID-19 pandemic.  Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated with the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework).  The Lease Modification Q&A clarifies that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of the COVID-19 pandemic on lessees is a lease modification under Topic 842, Leases.  Instead, an entity that elects not to evaluate whether a concession directly related to the impact of the COVID-19 pandemic is a modification can then elect whether to apply the modification guidance (i.e., assume the relief was always contemplated by the contract or assume the relief was not contemplated by the contract).  Both lessees and lessors may make this election.  The Company has elected not to apply lease modification accounting to lease amendments in which the total amount of rent due under the lease is substantially the same and there has been no increase in the lease term.  A majority of the Company’s concession amendments within this category provide for the deferral of rental payments to a later date within the remaining lease term.  In addition, if abatements are granted as part of a lease amendment, the Company has generally elected to not treat the abatements as variable rent and instead will record the concession’s impact over the tenant’s remaining lease term on a straight-line basis. Modifications to leases that involve an increase in the lease term have been treated as a lease modification.

Impact of COVID-19 Pandemic on Revenue and Receivables

Beginning in March 2020, the retail sector within the continental U.S. and Puerto Rico have been significantly impacted by the COVID-19 pandemic.  Though the impact of the COVID-19 pandemic on tenant operations has varied by tenant category, local conditions and applicable government mandates, a significant number of the Company’s tenants have experienced a reduction in sales and foot traffic, and many tenants were forced to limit their operations or close their businesses for a period of time.  As of December 31, 2020, all of the Company’s properties remained open and operational with 98% of tenants, based on average base rents, open for business (unaudited).  This compares to an open rate low of 34% in early April 2020 (unaudited).  The COVID-19 pandemic had no impact on the Company’s collection of rents for the first quarter of 2020, but it had a significant impact on collection of rents from April 2020 through December 31, 2020.

The Company has engaged in discussions with most of its larger tenants that failed to satisfy all or a portion of their rent obligations during the second, third and fourth quarters of 2020 and has agreed to terms on rent-deferral arrangements (and, in a small number of cases, rent abatements) and other lease modifications with a significant number of such tenants.  The Company continues to evaluate its options with respect to tenants with which the Company has not reached satisfactory resolution of unpaid rents and has commenced collection actions against several tenants.

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

The Company had net billed contractual tenant accounts receivable of $6.8 million at December 31, 2020.  For the year ended December 31, 2020, tenants on the cash basis of accounting and other related reserves resulted in a reduction of rental income of $16.6 million.  This amount also includes reductions in contractual rental payments due from tenants as compared to pre-modification payments due to the impact of lease modifications, with a partial increase in straight-line rent to offset a portion of the impact on net income.  The aggregate amount of uncollectible revenue for the year primarily was due to the impact of the COVID-19 pandemic.

4.	Other Assets and Intangibles, net

Other Assets and Intangibles, net consists of the following (in thousands):

	December 31,
	2020	2019
Intangible assets:
In-place leases, net	$3,244	$5,882
Above-market leases, net	410	908
Lease origination costs, net	487	949
Tenant relationships, net	3,802	10,120
Total intangible assets, net	7,943	17,859
Operating lease ROU assets	1,509	1,714
Notes receivable(A)	3,000	—
Other assets:
Prepaid expenses	13,314	11,023
Other assets	276	292
Total other assets, net	$26,042	$30,888

Below-market leases, net	$13,829	$20,042
(A)

Receivable from buyer in connection with the sale of the Riverdale Village shopping center in September 2020.  Maturity date is the earlier of September 2022 (subject to buyer’s option to exercise a six-month extension in certain circumstances) and the satisfaction of certain property leasing conditions.

Amortization expense related to the Company’s intangibles, excluding above- and below-market leases, was as follows (in thousands):

Period	Expense
2020	$2,800
2019	5,137
July 1, 2018 to December 31, 2018	5,557
January 1, 2018 to June 30, 2018	8,547

Estimated net future amortization expense associated with the Company’s intangibles, excluding above- and below-market leases, is as follows (in thousands):

Year	Expense
2021	$1,658
2022	1,302
2023	938
2024	649
2025	536

Above-market leases were recorded as contra revenue of $0.3 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively, and $0.7 million and $0.8 million for the period from July 1, 2018 to December 31, 2018 and for the period from January 1, 2018 to June 30, 2018, respectively.  Revenue was recorded for below-market leases of $1.4 million and $1.8 million for the years ended December 31, 2020 and 2019, respectively, and $1.6 million and $2.5 million for the period from July 1, 2018 to December 31, 2018 and for the period from January 1, 2018 to June 30, 2018, respectively. These items are included in Rental Income within the combined and consolidated statements of operations.

Estimated net future amortization income associated with the Company’s above- and below-market leases is as follows (in thousands):

Year	Income
2021	$942
2022	1,038
2023	974
2024	1,001
2025	961

5.	Leases

Lessee

The Company is engaged in the operation of shopping centers that are either owned or, with respect to certain shopping centers, operated under long-term ground leases that expire at various dates through 2033.  The Company determines if an arrangement is a lease at inception.

Operating lease ROU assets and operating lease liabilities are included in the Company’s consolidated balance sheets as follows (in thousands):

		December 31,
	Classification	2020	2019
Operating Lease ROU Assets	Other Assets, Net	$1,509	$1,714
Operating Lease Liabilities	Accounts Payable and Other Liabilities	2,602	2,835

Operating lease expenses, including straight-line expense, included in Operating and Maintenance Expense for the Company’s ground leases, aggregated $0.4 million for both of the years ended December 31, 2020 and 2019.  Supplemental information related to operating leases was as follows:

	December 31,
	2020	2019
Weighted-Average Remaining Lease Term	11.1 years	11.5 years
Weighted-Average Discount Rate	6.7%	6.6%
Cash paid for amounts included in the measurement — operating cash flows from lease liabilities (in thousands)	$414	$404

As determined under Topic 842, maturities of lease liabilities were as follows for the years ended December 31, (in thousands):

Year	December 31,
2021	$423
2022	433
2023	217
2024	228
2025	239
Thereafter	2,340
Total lease payments	3,880
Less imputed interest	(1,278)
Total	$2,602

Lessor

Space in the Company’s shopping centers is leased to tenants pursuant to agreements that provide for terms generally ranging from one month to 30 years and for rents which, in some cases, are subject to upward adjustments based on operating expense levels, sales volume or contractual increases as defined in the lease agreements.

The scheduled future minimum rental revenues from rental properties under the terms of all non-cancelable tenant leases (including those on the cash basis), assuming no new or renegotiated leases or option extensions, as determined under Topic 842 for such premises for the years ending December 31, were as follows (in thousands):

Year	December 31,
2021	$108,351
2022	94,610
2023	75,561
2024	55,682
2025	35,112
Thereafter	152,310
Total	$521,626

6.	Credit Agreement

The Company maintains a Credit Agreement (the “Revolving Credit Agreement”) with PNC Bank, National Association, as lender and administrative agent (“PNC”).  The Revolving Credit Agreement provides for borrowings of up to $30.0 million.  Borrowings under the Revolving Credit Agreement may be used by the Company for general corporate purposes and working capital.  Prior to the amendment and extension of the Revolving Credit Agreement in February 2021, the Company’s borrowings under the Revolving Credit Agreement bore interest at variable rates at the Company’s election, based on either (i) LIBOR plus a specified spread ranging from 1.05% to 1.50% per annum depending on the Company’s Leverage Ratio (as defined in the Revolving Credit Agreement) or (ii) the Alternate Base Rate (as defined in the Revolving Credit Agreement) plus a specified spread ranging from 0.05% to 0.50% per annum depending on the Company’s Leverage Ratio.  The Company is also required to pay a facility fee on the aggregate revolving commitments at a rate per annum that ranges from 0.15% to 0.30% depending on the Company’s Leverage Ratio.

Following an extension of the Revolving Credit Agreement in February 2021, the Revolving Credit Agreement matures on the earliest to occur of (i) February 9, 2022, (ii) the date on which the External Management Agreement is terminated, (iii) the date on which DDR Asset Management, LLC or another wholly-owned subsidiary of SITE Centers ceases to be the “Service Provider” under the External Management Agreement as a result of assignment or operation of law or otherwise and (iv) the date on which the principal amount outstanding under the Company’s mortgage loan is repaid or refinanced (Note 7).

The Company’s obligations under the Revolving Credit Agreement are guaranteed by SITE Centers in favor of PNC.  In consideration thereof, on July 2, 2018, the Company entered into a guaranty fee and reimbursement letter agreement with SITE Centers pursuant to which the Company has agreed to pay to SITE Centers the following amounts: (i) an annual guaranty commitment fee of 0.20% of the aggregate commitments under the Revolving Credit Agreement, (ii) for all times other than those referenced in clause (iii) below, when any amounts are outstanding under the Revolving Credit Agreement, an amount equal to 5.00% per annum times the average aggregate outstanding daily principal amount of such loans plus the aggregate stated average daily amount of outstanding letters of credit and (iii) in the event SITE Centers pays any amounts to PNC pursuant to SITE Centers’ guaranty and the Company fails to reimburse SITE Centers for such amount within three business days, an amount in cash equal to the amount of such paid obligations plus default interest which will accrue from the date of such payment by SITE Centers until repaid by the Company at a rate per annum generally equal to the sum of the LIBOR rate plus 8.50%, prior to giving effect to the February 2021 amendment and extension.

At December 31, 2020, there were no amounts outstanding under the Revolving Credit Agreement.
7.	Mortgage Indebtedness

The following table discloses certain information regarding the Company’s indebtedness (in millions):

	Carrying Value at December 31,		Interest Rate at December 31,		Maturity Date at
	2020	2019	2020	2019	December 31, 2020
Mortgage indebtedness	$354.2	$674.3	4.1%	4.4%	March 2021
Net unamortized debt issuance costs	(9.7)	(18.5)
Total Mortgage Indebtedness	$344.5	$655.8

In December 2020, the Company made a $65.0 million voluntary prepayment on the mortgage loan.

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

The loan facility’s initial maturity was March 9, 2021, subject to three one-year extensions at the borrowers’ option conditioned upon, among other items, (i) an event of default shall not be continuing, (ii) in the case of the second one-year extension option, in addition to (i) above, evidence that the Debt Yield (as defined and calculated in accordance with the loan agreement) equals or exceeds 13% and (iii) in the case of the third one-year extension option, in addition to (i) above, evidence that the Debt Yield equals or exceeds 14% on the extension date.

The Company exercised its first extension option under the loan agreement and the loan maturity date was extended effective March 9, 2021 to March 9, 2022.  The Company expects to continue to use cash flow from operations and asset sales to repay the mortgage loan.  As of March 10, 2021, the Company plans to exercise the second one-year extension option effective March 9, 2022 to the extent the mortgage loan remains outstanding.  The Debt Yield as of December 31, 2020 was 18.4%, which is in excess of the required threshold of 13% in order to exercise the second one-year extension option.  If the Debt Yield requirement is not met, the Company can utilize unrestricted cash to pay down principal to satisfy the Debt Yield requirement.  If the Company does not have sufficient cash to pay down the principal to satisfy the required Debt Yield, the Company would need to obtain alternative sources of capital which could include a refinancing of the current mortgage loan or other financing options.

As of December 31, 2020, the weighted-average interest rate applicable to the notes was equal to one-month LIBOR plus a spread of 3.94% per annum, provided that such spread is subject to an increase of 0.25% per annum in connection with any exercise of the third extension option.  Application of voluntary prepayments as described below will cause the weighted-average interest rate to increase over time.

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

Subject to certain conditions described in the mortgage loan agreement, the borrowers may prepay principal amounts outstanding under the loan facility in whole or in part by providing advance notice of prepayment to the lenders.  No prepayment premium is required with respect to any prepayments made after April 9, 2020.  No prepayment premium was applied to prepayments made in connection with permitted property sales.  Each Mortgaged Property has a portion of the original principal amount of the mortgage loan allocated to it.

The amount of proceeds from the sale of an individual Mortgaged Property required to be applied toward prepayment of the notes (i.e., the property’s “release price”) will depend upon the principal amount of the mortgage loan allocated to it and the Debt Yield at the time of the sale as follows:

•	if the Debt Yield is less than or equal to 14.0%, the release price is the greater of (i) 100% of the property’s net sale proceeds and (ii) 110% of its allocated loan amount and
•	if the Debt Yield is greater than 14.0%, the release price is the greater of (i) 90% of the property’s net sale proceeds and (ii) 105% of its allocated loan amount.

To the extent the net cash proceeds from the sale of a Mortgaged Property that are applied to repay the mortgage loan exceed the amount specified in applicable clause (ii) above with respect to such property, the excess may be applied by the Company as a credit against the release price applicable to future sales of Mortgaged Properties.  To the extent that net cash proceeds from the sale of a Mortgaged Property are less than the amount specified in the applicable clause (ii) above, the Company would be required to utilize credits from previous sales or cash on hand to satisfy the release price applicable to that property.  Pledged Properties other than Plaza del Sol do not have allocated loan amounts or, in general, minimum release prices; all proceeds from sales of Pledged Properties are required to be used to prepay the notes.

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

In connection with the 2019 refinancing, the Company incurred $20.2 million of aggregate financing costs that included a $1.8 million debt financing fee paid to SITE Centers.  This refinancing was treated as a loan modification versus a debt extinguishment pursuant to the applicable accounting guidance.  As a result, only the portion of the financing costs incurred related to the new lender group was capitalized.  The remaining financing costs not capitalized as a loan cost were recorded as debt extinguishment costs in the consolidated statement of operations along with the write-off of an allocation of the related unamortized deferred financing costs aggregating $12.7 million.

Scheduled Principal Repayments

At December 31, 2020, the Company had one scheduled principal payment of $354.2 million in 2021 related to the mortgage loan described above.  In January 2021, a $51.2 million repayment on the mortgage loan was made from the use of restricted cash primarily related to asset sales consummated in December 2020 (Note 16).  Effective March 9, 2021, the Company extended the mortgage loan’s maturity date to March 2022 (Note 16).

Allocated RVI Predecessor Interest

For the period from January 1, 2018 to June 30, 2018, interest expense included $4.4 million of interest expense on SITE Centers’ unsecured debt, excluding debt that was specifically attributable to RVI.  Interest expense was allocated by calculating the unencumbered net assets of each property held by RVI as a percentage of SITE Centers’ total consolidated unencumbered net assets and multiplying that percentage by the interest expense on SITE Centers’ unsecured debt (Note 2).

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

Debt

The fair market value of debt is estimated using a discounted cash flow technique that incorporates future contractual interest and principal payments and a market interest yield curve with adjustments for duration, optionality and risk profile, including the Company’s non-performance risk and loan to value, and is classified as Level 3 in the fair value hierarchy.

Considerable judgment is necessary to develop estimated fair values of financial instruments.  Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.  The carrying amount of debt was $344.5 million and $655.8 million at December 31, 2020 and 2019, respectively.  The fair value of debt was $362.7 million and $682.2 million at December 31, 2020 and 2019, respectively.
9.	Preferred Stock, Common Shares and Redeemable Preferred Equity

Preferred Stock

On June 30, 2018, the Company issued the RVI Preferred Shares to SITE Centers, which are noncumulative and have no mandatory dividend rate.  The RVI Preferred Shares rank, with respect to dividend rights, and rights upon liquidation, dissolution or winding up of the Company, senior in preference and priority to the Company’s common shares and any other class or series of the Company’s capital stock.  Subject to the requirement that the Company distribute to its common shareholders the minimum amount required to be distributed with respect to any taxable year in order for the Company to maintain its status as a REIT and to avoid U.S. federal income taxes, the RVI Preferred Shares will be entitled to a dividend preference for all dividends declared on the Company’s capital stock at any time up to a “preference amount” equal to $190 million in the aggregate, which amount may increase by up to an additional $10 million if the aggregate gross proceeds of the Company’s asset sales subsequent to July 1, 2018, exceed $2.0 billion.  Notwithstanding the foregoing, the RVI Preferred Shares are entitled to receive dividends only when, as and if declared by the Company’s Board of Directors, and the Company’s ability to pay dividends is subject to any restrictions set forth in the terms of its indebtedness.  Upon payment to SITE Centers of aggregate dividends on the RVI Preferred Shares equaling the maximum preference amount of $200 million, the RVI Preferred Shares are required to be redeemed by the Company for $1.00 per share.

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

In November 2020, November 2019 and December 2018, the Company declared dividends on its common shares, which were paid in January 2021, January 2020 and January 2019, respectively, in a combination of cash and the Company’s common shares, subject to a Puerto Rico withholding tax of 10%.  The aggregate amount of cash paid to shareholders was limited to 10% of the total dividend paid in January 2021 and 20% of the total dividend paid in January 2020 and January 2019.  In accordance with 2020 guidance from the Internal Revenue Service, certain real estate investment trusts are permitted to distribute up to 90% of distributions declared prior to December 31, 2020, in stock in order to conserve capital and enhance their liquidity.  The total cash paid includes the Puerto Rico withholding tax.  The dividends were paid as follows:

	Year Paid
	2021	2020	2019
Dividends declared per share	$1.16	$2.05	$1.30
Volume-weighted average trading price per share	$14.8492	$36.7839	$29.8547
Common shares issued	1,253,988	763,884	578,238
Cash paid (in millions)	$4.4	$11.0	$6.7

10.	Commitments and Contingencies

Hurricane Loss

In 2017, Hurricane Maria made landfall in Puerto Rico.  At the time of the hurricane, the Company owned 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA, which sustained varying degrees of damage.  In August 2019, the Company reached a settlement with its insurer with respect to the Company’s claims relating to the hurricane damage.  Pursuant to the settlement, the insurer agreed to pay the Company $154.4 million on account of property damage caused by the hurricane, of which $83.9 million had been paid to the Company prior to the settlement, and $31.3 million on account of the Company’s business interruption claim, of which $24.3 million had been paid to the Company or SITE Centers prior to the settlement.  As a result, in the second half of 2019, the insurer made net payments of $77.5 million to the Company in full settlement of the Company’s claims related to the hurricane.  Pursuant to the terms of the Separation and Distribution Agreement, $0.8 million of this amount was paid to SITE Centers on account of unreimbursed business interruption losses incurred through June 30, 2018.  The Company also received $3.0 million in 2019 from a tenant related to the Company’s restoration of the tenant’s space.  At December 31, 2020, $38.5 million of the remaining property damage settlement proceeds of $32.0 million, along with other related reserves required by the mortgage lender of $6.5 million, are reflected in the Company’s consolidated balance sheet as Restricted Cash and will be disbursed to the Company in accordance with the terms of the Company’s mortgage financing upon the lender’s satisfaction that all necessary restoration work has been completed.

Hurricane Property Insurance Income on the Company’s Statement of Operations for the year ended December 31, 2019, includes $77.5 million resulting from the excess payments made by the insurer and tenant over the $78.8 million of the net book value written off.  Through December 31, 2019, the Company received a total of $157.4 million toward its final settled property insurance claim.

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

Commitments and Guaranties

The Company has entered into agreements with general contractors related to its shopping centers having aggregate commitments of approximately $1.8 million at December 31, 2020.  These obligations, composed principally of construction contracts for the repair of the Puerto Rico properties, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow.  These contracts typically can be changed or terminated without penalty.

11.	Impairment Charges

Impairment charges were recorded on assets based on the difference between the carrying value of the assets and the estimated fair market value.  These impairments primarily were triggered by indicative bids received and changes in market assumptions due to the disposition process, as well as changes in projected cash flows as follows (in millions):

			For the Period from	For the Period from
	For the Year Ended December 31,		July 1, 2018 to	January 1, 2018 to
	2020	2019	December 31, 2018	June 30, 2018
	The Company			RVI Predecessor
Assets marketed for sale	$115.5	$80.1	$6.4	$48.7

Items Measured at Fair Value

The valuation of impaired real estate assets is determined using widely accepted valuation techniques including actual sales negotiations and bona fide purchase offers received from third parties, an income capitalization approach considering prevailing market capitalization rates and analysis of recent comparable sales transactions, as well as discounted cash flow analysis on the expected cash flows of each asset.  In general, the Company considers multiple valuation techniques when measuring fair value of real estate.  However, in certain circumstances, a single valuation technique may be appropriate.

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

The following table presents information about the fair value of real estate that was impaired, and therefore, measured on a fair value basis, including assets disposed, along with the related impairment charge. The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
Long-lived assets held and used
The Company
December 31, 2020	$—	$—	$412.0	$412.0	$115.5
December 31, 2019	—	—	367.3	367.3	80.1
July 1, 2018 to December 31, 2018	—	—	75.6	75.6	6.4
RVI Predecessor
January 1, 2018 to June 30, 2018			403.4	403.4	48.7

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value for the year ended December 31, 2020 (in millions):

	Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Long-lived assets held and used	$205.3	Income Capitalization Approach	Market Capitalization Rate	7.0%–15.0%	10.0%
	122.2	Indicative Bid(A)	Indicative Bid(A)	N/A	N/A
	84.5	Discounted Cash Flow	Discount Rate	12.4%–15.7%	12.6%
			Terminal Capitalization Rate	10.5%–11.0%	10.5%

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value for the year ended December 31, 2019 (in millions):

Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value	Valuation Technique	Unobservable Inputs	Range
Long-lived assets held and used	$47.1	Income Capitalization Approach	Market Capitalization Rate	8.1%–9.1%
	259.9	Indicative Bid(A)	Indicative Bid(A)	N/A
	60.3	Discounted Cash Flow	Discount Rate	9.5%–18.1%
			Terminal Capitalization Rate	7.0%–10.0%
(A)

Fair value measurements based upon indicative bids were developed by third-party sources (including offers and comparable sales values), subject to SITE Centers’ corroboration for reasonableness.  The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated values

12.	Transactions with SITE Centers

The following table presents fees and other amounts charged by SITE Centers (in thousands):

			For the Period from	For the Period from
	For the Year Ended December 31,		July 1, 2018 to	January 1, 2018 to
	2020	2019	December 31, 2018	June 30, 2018
	The Company			RVI Predecessor
Property management fees(A)	$9,959	$11,360	$6,538	$6,819
Asset management fees (B)	8,653	10,497	6,537	—
Leasing commissions(C)	2,755	3,151	1,085	982
Insurance premiums(D)	—	—	—	2,084
Maintenance services and other(E)	1,474	1,469	809	1,085
Disposition fees(F)	3,142	3,352	2,959	1,058
Credit facility guaranty and debt refinancing fees(G)	60	1,860	60	—
Legal fees(H)	361	663	336	—
	$26,404	$32,352	$18,324	$12,028
(A)

Beginning on July 1, 2018, property management fees are generally calculated based on a percentage of tenant cash receipts collected during the three months immediately preceding the most recent June 30 or December 31.  Prior to the spin-off, calculated pursuant to the respective management agreements.  (For the year ended December 31, 2020, includes the monthly supplemental fees discussed below.)

(B)	Asset management fees are generally calculated at 0.5% per annum of the gross asset value as determined on the immediately preceding June 30 or December 31.
(C)	Leasing commissions represent fees charged for the execution of the leasing of retail space. Leasing commissions are included within Real Estate Assets on the consolidated balance sheets.

(D)

For periods prior to July 1, 2018, SITE Centers contracted with authorized insurance companies for the liability and property insurance coverage for the continental U.S. properties.  The Company remitted to SITE Centers insurance premiums associated with these insurance policies.  Insurance premiums are included within Operating and Maintenance Expense on the combined statements of operations.

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

(H)	Legal fees charged for collection activity and negotiating and reviewing tenant leases and contracts for asset dispositions.

In April 2020, the Company entered into an agreement with an affiliate of SITE Centers in order to address the impact of the COVID-19 pandemic on the level of property management fees for the six-month period ending December 31, 2020.  Pursuant to the terms of the Company’s existing property management agreements with SITE Centers, property management fees are determined on each July 1 and January 1 based on gross property revenues received during the three-month period immediately preceding such determination date.  Pursuant to the agreement, from July 2020 through December 2020, the Company paid an affiliate of SITE Centers a monthly supplemental fee in an amount equal to (i) the average monthly property management fee paid during 2019 with respect to the properties owned by the Company and its subsidiaries as of April 2020 minus (ii) the monthly property management fee determined in accordance with the existing property management agreements.  In October 2020, the Company entered into a similar supplemental fee arrangement with an affiliate of SITE Centers with respect to the six-month period ending June 30, 2021.

Property Management Fees	Monthly Calculated Fee	Supplemental Fee	Total Fee
July 1, 2020 through December 31, 2020(A)	$435,702	$353,424	$789,126
(A)	Based on the same properties owned by the Company and its subsidiaries as of April 1, 2020.

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

			For the Period from
	For the Year Ended December 31,		July 1, 2018 to
	2020	2019	December 31, 2018
Numerators – Basic and Diluted
Net (loss) income attributable to common shareholders after allocation to participating securities	$(93,554)	$46,749	$8,852
Less: Earnings attributable to unvested shares	(16)	(52)	—
Net (loss) income attributable to common shareholders after allocation to participating securities	$(93,570)	$46,697	$8,852
Denominators – Number of Shares
Basic and Diluted—Average shares outstanding	19,806	19,008	18,464
(Loss) income Per Share:
Basic and Diluted	$(4.72)	$2.46	$0.48

Basic average shares outstanding do not include 13,476; 25,528 and 33,636 restricted share units issued to outside directors in consideration for their compensation that were unvested at December 31, 2020, 2019 and 2018, respectively.

14.	Income Taxes

The Company elected to be treated as a REIT under the Code, commencing with its taxable year ending December 31, 2018, and intends to maintain its status as a REIT for U.S. federal income tax purposes in future periods.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its taxable income to its shareholders.  It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status.  As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes to its shareholders.  As the Company distributed sufficient taxable income for the years ended December 31, 2020 and 2019, and for the period from July 1, 2018 to December 31, 2018, no U.S. federal income or excise taxes were incurred.

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

For the years ended December 31, 2020 and 2019, the Company made net tax payments of $0.3 million and $0.4 million, respectively.

The following represents the activity of the Company’s TRS (in thousands):
			For the Period from
	For the Year Ended December 31,		July 1, 2018 to
	2020	2019	December 31, 2018
Book (loss) income before income taxes	$(17,973)	$740	$(1,278)
Current	$593	$—	$—
Deferred	—	—	—
Total income tax expense	$593	$—	$—

The differences between total income tax expense and the amount computed by applying the statutory income tax rate to income before taxes with respect to the Company’s TRS activity were as follows (in thousands):

			For the Period from
	For the Year Ended December 31,		July 1, 2018 to
TRS	2020	2019	December 31, 2018
Statutory Rate	21%	21%	21%
Statutory rate applied to pre-tax (loss) income	$(3,774)	$155	$(268)
State tax expense net of federal benefit	469	—	—
Deferred tax impact of transferred assets	(12,345)	—	—
Valuation allowance increase based on transferred assets	12,345	—	—
Valuation allowance increase (decrease) - other deferred	4,416	(1,909)	579
Other	(518)	1,754	(311)
Total expense	$593	$—	$—
Effective tax rate	(3.30%)	0%	0%

Deferred tax assets and liabilities of the Company’s TRS were as follows (in thousands):

	For the Year Ended December 31,
	2020	2019
Deferred tax assets(A)	$60,240	$41,573
Deferred tax liabilities	(2,522)	(615)
Valuation allowance	(57,718)	(40,958)
Net deferred tax asset	$—	$—
(A)

Primarily attributable to net operating losses of $8.6 million and $13.5 million at December 31, 2020 and 2019, respectively, and book/tax differences in the basis of assets contributed of $48.9 million and $25.1 million as of December 31, 2020 and 2019, respectively.

Reconciliation of GAAP net income attributable to RVI to taxable (loss) income is as follows (in thousands):

			For the Period from
	For the Year Ended December 31,		July 1, 2018 to
	2020	2019	December 31, 2018
GAAP net (loss) income attributable to RVI	$(93,554)	$46,749	$8,852
Plus: Book depreciation and amortization	39,561	64,487	30,592
Less: Tax depreciation and amortization	(36,418)	(59,696)	(23,086)
Book/tax differences on losses from capital transactions	(97,567)	(6,789)	(46,128)
Deferred income	(4,538)	(154)	1,039
TRS equity investment	18,567	(740)	1,226
Impairment charges	78,555	56,090	—
Nontaxable insurance proceeds	—	(80,007)	—
Miscellaneous book/tax differences, net	11,384	(1,724)	2,361
Taxable (loss) income subject to the 90% dividend requirement	$(84,010)	$18,216	$(25,144)

Reconciliation between cash and stock dividends paid and the dividend paid deduction is as follows (in thousands):

	For the Year Ended December 31,
	2020	2019
Dividends paid (A)	$39,057	$24,005
Less: Dividends designated to prior year	(39,057)	(22,343)
Plus: Dividends designated from the following year	—	39,057
Less: Return of capital	—	(22,503)
Dividends paid deduction	$—	$18,216
(A)	Dividends paid in 2020 and 2019 include stock dividends distributed under IRS Revenue Procedure 2009-15.

15.	Segment Information

The Company has two reportable operating segments: continental U.S. and Puerto Rico.  The table below presents information about the Company’s reportable operating segments (in thousands):

	For the Year Ended December 31, 2020
	Continental U.S.	Puerto Rico	Other	Total
The Company
Lease revenue and other property revenue	$80,737	$89,071		$169,808
Rental operation expenses	(27,417)	(34,138)		(61,555)
Net operating income	53,320	54,933		108,253
Property and asset management fees	(8,529)	(10,083)		(18,612)
Impairment charges	(54,370)	(61,155)		(115,525)
Depreciation and amortization	(28,395)	(28,658)		(57,053)
Unallocated expenses(A)			$(32,025)	(32,025)
Gain (loss) on disposition of real estate, net	23,710	(910)		22,800
Loss before tax expense				$(92,162)
As of December 31, 2020:
Total gross real estate assets	$597,227	$968,208		$1,565,435

	For the Year Ended December 31, 2019
	Continental U.S.	Puerto Rico	Other	Total
The Company
Lease revenue and other property revenue	$131,923	$107,172		$239,095
Rental operation expenses	(38,769)	(30,528)		(69,297)
Net operating income	93,154	76,644		169,798
Property and asset management fees	(11,764)	(10,093)		(21,857)
Impairment charges	(75,590)	(4,480)		(80,070)
Hurricane property insurance income, net		79,391		79,391
Depreciation and amortization	(44,838)	(29,760)		(74,598)
Unallocated expenses(A)			$(66,893)	(66,893)
Gain on disposition of real estate, net	41,482			41,482
Income before tax expense				$47,253
As of December 31, 2019:
Total gross real estate assets	$979,128	$1,078,692		$2,057,820

	For the Period from July 1, 2018 to December 31, 2018
	Continental U.S.	Puerto Rico	Other	Total
The Company
Lease revenue and other property revenue	$85,349	$51,998		$137,347
Rental operation expenses	(25,049)	(14,203)		(39,252)
Net operating income	60,300	37,795		98,095
Property and asset management fees	(7,862)	(5,213)		(13,075)
Impairment charges	(6,390)			(6,390)
Hurricane property insurance loss, net		(366)		(366)
Depreciation and amortization	(30,323)	(12,148)		(42,471)
Unallocated expenses(A)			$(43,603)	(43,603)
Gain on disposition of real estate, net	16,813			16,813
Income before tax expense				$9,003
As of December 31, 2018:
Total gross real estate assets	$1,419,710	$1,031,728		$2,451,438

	For the Period from January 1, 2018 to June 30, 2018
	Continental U.S.	Puerto Rico	Other	Total
RVI Predecessor
Lease revenue and other property revenue	$103,264	$51,970		$155,234
Rental operation expenses	(30,228)	(13,951)		(44,179)
Net operating income	73,036	38,019		111,055
Property and asset management fees	(3,589)	(3,230)		(6,819)
Impairment charges	(48,680)			(48,680)
Hurricane property insurance loss, net		(868)		(868)
Depreciation and amortization	(37,339)	(12,805)		(50,144)
Unallocated expenses(A)			$(187,586)	(187,586)
Gain on disposition of real estate, net	13,096			13,096
Loss before tax expense				$(169,946)
(A)	Unallocated expenses consist of General and Administrative Expenses, Interest Expense and Other Expenses as listed in the Company’s combined and consolidated statements of operations.
16.	Subsequent Events

Revolving Credit Agreement

In February 2021, the Company entered into a Second Amendment to its Revolving Credit Agreement which, among other things, (i) extended the Scheduled Facility Termination Date (as defined in the Revolving Credit Agreement) from March 9, 2021 to February 9, 2022, (ii) increased the LIBOR Applicable Margin and ABR Applicable Margin (as those terms are defined in the Revolving Credit Agreement) at each level of the pricing grid by 0.25 basis points per annum, (iii) decreased the facility’s tangible net worth covenant from $500 million to $400 million and (iv) added and expanded certain provisions relating to the potential discontinuation of LIBOR and compliance with anti-terrorism and anti-money laundering requirements (Note 6).

Mortgage Debt

Restricted cash of $51.2 million generated primarily from assets sold in December 2020 (Plaza Palma Real and Longhorn land parcel) was used to repay mortgage debt in January 2021.  Effective March 9, 2021, the Company extended the mortgage loan’s maturity date to March 9, 2022 (Note 7).

Dividends

The Company paid its fourth quarter 2020 common share dividend of $1.16 per share on January 12, 2021, in a combination of cash and the Company’s common shares (Note 9).

SCHEDULE II

Retail Value Inc.

Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2020 and 2019,

For the Period July 1, 2018 to December 31, 2018,

and For the Period January 1, 2018 to June 30, 2018

(In thousands)

	Balance at Beginning of Period	Charged to Expense	Deductions	Balance at End of Period
The Company
Year Ended December 31, 2020
Allowance for uncollectible accounts(A)	$3,628	$1,581	$1,778	$3,431
Valuation allowance for deferred tax assets	$40,958	$16,760	$—	$57,718
Year Ended December 31, 2019
Allowance for uncollectible accounts(B)	$11,103	$430	$7,905	$3,628
Valuation allowance for deferred tax assets	$42,867	$—	$1,909	$40,958
Period July 1, 2018 to December 31, 2018
Allowance for uncollectible accounts(A)	$13,461	$357	$(669)	$14,487
Valuation allowance for deferred tax assets(C)	$42,288	$—	$(579)	$42,867
RVI Predecessor
Period January 1, 2018 to June 30, 2018
Allowance for uncollectible accounts(A)	$13,141	$(820)	$(1,140)	$13,461
Valuation allowance for deferred and prepaid tax assets	$11,254	$3,991	$15,245	$—
(A)	Includes allowances on accounts receivable and straight-line rents.
(B)	Adjusted to reflect the change in accounting principle related to the collectability assessment of operating lease receivables.
(C)	Balance at beginning of period includes an opening balance sheet adjustment that was established on July 1, 2018.

SCHEDULE III

Retail Value Inc.

Real Estate and Accumulated Depreciation

December 31, 2020

(In thousands)

								Total Cost,
	Initial Cost			Total Cost(3)				Net of
		Buildings &			Buildings &		Accumulated	Accumulated
Location (1)(2)	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation(4)	Depreciation
Green Ridge Square (Michigan)	$3,380	$26,990	$—	$3,380	$27,165	$30,545	$19,128	$11,417
Maple Grove Crossing (Minnesota)	8,917	27,332	—	8,917	26,723	35,640	8,650	26,990
Crossroads Center (Mississippi)	—	57,848	—	—	58,788	58,788	33,866	24,922
Seabrook Commons (New Hampshire)	8,076	35,150	—	6,399	30,046	36,445	9,707	26,738
Wrangleboro Cons Sq (New Jersey)	45,353	114,262	—	41,536	115,955	157,491	64,602	92,889
Great Northern Plaza (Ohio)	24,352	64,357	—	20,992	59,537	80,529	24,041	56,488
Uptown Solon (Ohio)	6,220	27,376	—	3,755	24,223	27,978	18,417	9,561
Peach Street Square (Pennsylvania)	10,378	73,756	—	10,042	73,038	83,080	42,866	40,214
Noble Town Center (Pennsylvania)	4,705	25,045	—	2,658	17,437	20,095	6,250	13,845
Willowbrook Plaza (Texas)	12,281	50,956	—	7,062	35,228	42,290	11,199	31,091
Marketplace of Brown Deer (Wisconsin)	8,465	38,320	—	1,967	22,377	24,344	14,839	9,505
Plaza del Atlantico (Puerto Rico)	2,890	13,713	—	2,890	21,816	24,706	11,282	13,424
Plaza del Sol (Puerto Rico)	110,823	172,962	—	110,823	186,655	297,478	89,901	207,577
Plaza Rio Hondo (Puerto Rico)	69,217	97,705	—	69,217	112,011	181,228	55,086	126,142
Plaza Escorial (Puerto Rico)	28,601	70,620	—	28,601	75,052	103,653	37,164	66,489
Plaza Cayey (Puerto Rico)	18,538	25,887	—	18,538	29,517	48,055	13,546	34,509
Plaza Fajardo (Puerto Rico)	4,376	43,366	—	4,376	50,627	55,003	20,717	34,286
Plaza Wal-Mart (Puerto Rico)	1,311	13,505	—	1,311	16,061	17,372	8,317	9,055
Plaza del Norte (Puerto Rico)	60,527	95,829	—	36,477	106,430	142,907	64,462	78,445
Plaza Isabela (Puerto Rico)	10,236	39,264	—	10,236	42,572	52,808	20,634	32,174
Senorial Plaza (Puerto Rico)	7,392	19,553	—	7,392	26,504	33,896	12,796	21,100
Plaza Vega Baja (Puerto Rico)	3,831	8,717	—	1,130	9,974	11,104	6,221	4,883
	$449,869	$1,142,513	$—	$397,699	$1,167,736	$1,565,435	$593,691	$971,744

SCHEDULE III

(1)	Company formed on July 1, 2018, in connection with the spin-off from SITE Centers.
(2)

Mortgages encumber all of the Company’s properties located in the continental U.S. and Plaza del Sol in Bayamon, Puerto Rico.  The Company has also pledged to the mortgage lender its equity in the subsidiaries that own the Company’s other properties located in Puerto Rico.

(3)	The Aggregate Cost for Federal Income Tax purposes was approximately $2.0 billion at December 31, 2020.
(4)	Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	Useful lives, 20 to 31.5 years
Building improvements and fixtures	Useful lives, ranging from 3 to 20 years
Tenant improvements	Shorter of economic life or lease terms

The changes in Total Real Estate Assets are as follows (in thousands):

			For the Period from	For the Period from
	For the Year Ended December 31,		July 1, 2018 to	January 1, 2018 to
	2020	2019	December 31, 2018	June 30, 2018
	The Company			RVI Predecessor
Balance at beginning of period	$2,057,820	$2,451,438	$2,720,044	$2,849,873
Improvements	20,762	68,518	51,052	29,865
Adjustments of property carrying values	(115,525)	(80,070)	(6,390)	(48,680)
Disposals	(397,622)	(382,066)	(313,268)	(111,014)
Balance at end of period	$1,565,435	$2,057,820	$2,451,438	$2,720,044

The changes in Accumulated Depreciation and Amortization are as follows (in thousands):

			For the Period from	For the Period from
	For the Year Ended December 31,		July 1, 2018 to	January 1, 2018 to
	2020	2019	December 31, 2018	June 30, 2018
	The Company			RVI Predecessor
Balance at beginning of period	$670,509	$704,401	$720,103	$699,288
Depreciation for the period	54,252	69,461	36,915	40,733
Disposals	(131,070)	(103,353)	(52,617)	(19,918)
Balance at end of period	$593,691	$670,509	$704,401	$720,103

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Retail Value Inc.

	By:	/s/ David R. Lukes
David R. Lukes, Chief Executive Officer, President & Director

Date: March 10, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 10th day of March, 2021.

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