Form 10-Q
period 2021-03-31
Retail Value Inc.
filed 2021-05-04
CIK 1735184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 21,083,252 shares of common stock, $0.10 par value per share, outstanding.

Retail Value Inc.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2021

Retail Value Inc.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share amounts)

	March 31, 2021	December 31, 2020
Assets
Land	$397,024	$397,699
Buildings	1,030,973	1,031,886
Fixtures and tenant improvements	131,780	134,335
	1,559,777	1,563,920
Less: Accumulated depreciation	(602,879)	(593,691)
	956,898	970,229
Construction in progress	1,887	1,515
Total real estate assets, net	958,785	971,744
Cash and cash equivalents	72,741	56,849
Restricted cash	63,557	115,939
Accounts receivable	22,053	25,302
Other assets, net	23,188	26,042
	$1,140,324	$1,195,876
Liabilities and Equity
Mortgage indebtedness, net	$294,069	$344,485
Accounts payable and other liabilities	34,239	38,603
Dividends payable	—	23,002
Total liabilities	328,308	406,090
Commitments and contingencies (Note 6)
Redeemable preferred equity	190,000	190,000
Retail Value Inc. shareholders' equity
Common shares, with par value, $0.10 stated value; 200,000,000 shares authorized; 21,083,486 and 19,829,498 shares issued at March 31, 2021 and December 31, 2020, respectively	2,108	1,983
Additional paid-in capital	740,130	721,234
Accumulated distributions in excess of net loss	(120,219)	(123,428)
Less: Common shares in treasury at cost: 234 shares at March 31, 2021 and December 31, 2020	(3)	(3)
Total equity	622,016	599,786
	$1,140,324	$1,195,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2021	2020
Revenues from operations:
Rental income	$41,422	$50,330
Other income	37	39
	41,459	50,369
Rental operation expenses:
Operating and maintenance	9,607	11,062
Real estate taxes	4,266	5,719
Property and asset management fees	4,035	4,876
Impairment charges	2,010	15,910
General and administrative	865	1,077
Depreciation and amortization	13,358	16,470
	34,141	55,114
Other income (expense):
Interest expense, net	(3,991)	(7,292)
Debt extinguishment costs	(130)	(3,965)
Other income, net	—	334
Gain on disposition of real estate, net	121	2,674
	(4,000)	(8,249)
Income (loss) before tax expense	3,318	(12,994)
Tax expense	(109)	(73)
Net income (loss)	$3,209	$(13,067)
Comprehensive income (loss)	$3,209	$(13,067)

Per share data:
Basic and diluted	$0.15	$(0.66)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands)

	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Loss	Treasury Stock at Cost	Total
Balance as of December 31, 2020	$1,983	$721,234	$(123,428)	$(3)	$599,786
Issuance of common shares related to stock dividend and stock plan	125	18,896	—	—	19,021
Net income	—	—	3,209	—	3,209
Balance, March 31, 2021	$2,108	$740,130	$(120,219)	$(3)	$622,016

	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Loss	Treasury Stock at Cost	Total
Balance as of December 31, 2019	$1,905	$692,871	$(6,857)	$(16)	$687,903
Issuance of common shares related to stock dividend	77	28,022	—	—	28,099
Net loss	—	—	(13,067)	—	(13,067)
Balance, March 31, 2020	$1,982	$720,893	$(19,924)	$(16)	$702,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months
	Ended March 31,
	2021	2020
Cash flow from operating activities:
Net income (loss)	$3,209	$(13,067)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	13,358	16,470
Amortization and write-off of above- and below-market leases, net	(236)	(306)
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	781	4,586
Gain on disposition of real estate, net	(121)	(2,674)
Impairment charges	2,010	15,910
Net change in accounts receivable	3,298	2,014
Net change in accounts payable and other liabilities	(1,883)	(7,118)
Net change in other operating assets	2,035	(592)
Total adjustments	19,242	28,290
Net cash flow provided by operating activities	22,451	15,223
Cash flow from investing activities:
Real estate improvements to operating real estate	(3,378)	(6,152)
Proceeds from disposition of real estate	61	146,824
Net cash flow (used for) provided by investing activities	(3,317)	140,672
Cash flow from financing activities:
Repayment of mortgage debt, including repayment costs	(51,168)	(154,596)
Payment of debt issuance costs	(75)	—
Dividends paid	(4,381)	(10,958)
Net cash flow used for financing activities	(55,624)	(165,554)

Net decrease in cash, cash equivalents and restricted cash	(36,490)	(9,659)
Cash, cash equivalents and restricted cash, beginning of period	172,788	183,293
Cash, cash equivalents and restricted cash, end of period	$136,298	$173,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.	Nature of Business and Financial Statement Presentation

Nature of Business

Retail Value Inc. and its related consolidated real estate subsidiaries (collectively, the “Company” or “RVI”) were formed in December 2017 and owned and operated a portfolio of 48 retail shopping centers, comprised of 36 continental U.S. assets and 12 Puerto Rico assets, at the time of their separation from SITE Centers Corp. (“SITE Centers”) on July 1, 2018.  The Company focuses on realizing value in its business through operations and sales of its assets.  At March 31, 2021, RVI owned 22 retail shopping centers that included 11 continental U.S. assets and 11 Puerto Rico assets (including five enclosed malls) comprising 8.5 million square feet of gross leasable area (“GLA”) located in nine states and Puerto Rico.  These properties serve as direct or indirect collateral for a mortgage loan which, as of March 31, 2021, had an aggregate principal balance of $303.0 million. In April 2021, a $23.6 million repayment on the mortgage loan was made from net sale proceeds from an asset sold in early April 2021 along with unrestricted cash on hand (Note 11).

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

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the year.  The Company considered impacts to its estimates related to the COVID-19 pandemic, as appropriate, within its unaudited condensed consolidated financial statements and there may be changes to those estimates in future periods.  The Company believes that its accounting estimates are appropriate after giving consideration to the uncertainties surrounding the severity and duration of the COVID‑19 pandemic.  Actual results could differ from those estimates.

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with U.S. GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements.  However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented.  The results of operations for the three months ended March 31, 2021 and 2020, are not necessarily indicative of the results that may be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Three Months
	Ended March 31,
	2021	2020
Accounts payable related to construction in progress	$1.2	$4.7
Stock dividends	18.6	28.1

Impact of COVID-19 Pandemic on Revenue and Receivables

Beginning in March 2020, the retail sector within the continental U.S. and Puerto Rico have been significantly impacted by the COVID-19 pandemic.  Though the impact of the COVID-19 pandemic on tenant operations has varied by tenant category, local conditions and applicable government mandates, a significant number of the Company’s tenants have experienced a reduction in sales and foot traffic, and many tenants were forced to limit their operations or close their businesses for a period of time.  The COVID-19 pandemic had no impact on the Company’s collection of rents for the first quarter of 2020, but it had a significant impact on the collection of rents for April 2020 through March 31, 2021.

The Company has engaged in discussions with most of its larger tenants that failed to satisfy all or a portion of their rent obligations during the 12 months ended March 31, 2021 and has agreed to terms on rent-deferral arrangements (and, in a small number of cases, rent abatements) and other lease modifications with a significant number of such tenants.  The Company continues to evaluate its options with respect to tenants with which the Company has not reached satisfactory resolution of unpaid rents and has commenced collections actions against several tenants.

For those tenants where the Company is unable to assert that collection of amounts due over the lease term is probable, regardless of whether the Company has entered into a deferral agreement to extend the payment terms, the Company has categorized these tenants on the cash basis of accounting.  As a result, no rental income is recognized from such tenants once they have been placed on the cash basis of accounting until payments are received and all existing accounts receivable relating to these tenants have been reserved in full, including straight-line rental income.  The Company will remove the cash basis designation and resume recording rental income from such tenants on a straight-line basis at such time it believes collection from the tenants is probable based upon a demonstrated payment history or a recapitalization event.

The Company had net billed contractual tenant accounts receivable of $5.8 million at March 31, 2021.  During the three months ended March 31, 2021, the Company recorded net uncollectible revenue that resulted in rental income of $0.2 million primarily due to rental income paid in 2021 related to outstanding receivables in 2020 from tenants on the cash basis of accounting. The aggregate amount of uncollectible revenue reported during the quarter primarily was due to the impact of the COVID-19 pandemic.
2.	Other Assets and Intangibles, net

Other Assets and Intangibles, net consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Intangible assets:
In-place leases, net	$2,965	$3,244
Above-market leases, net	346	410
Lease origination costs, net	454	487
Tenant relationships, net	3,308	3,802
Total intangible assets, net(A)	7,073	7,943
Operating lease ROU assets	1,456	1,509
Notes receivable(B)	3,000	3,000
Other assets:
Prepaid expenses	11,317	13,314
Other assets	342	276
Total other assets, net	$23,188	$26,042

Below-market leases, net (other liabilities)	$13,529	$13,829

(A)

The Company recorded amortization expense related to its intangibles, excluding above- and below-market leases, of $0.4 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively.

(B)	Maturity date is the earlier of September 2022 (subject to buyer’s option to exercise a six-month extension in certain circumstances) and the satisfaction of certain property leasing conditions.

3.	Assets Held for Sale

As of March 31, 2021, the Company had one asset, Marketplace of Brown Deer, classified as held for sale.  There were no assets considered as held for sale at March 31, 2020 or December 31, 2020.  The Company classifies properties as held for sale when executed contract contingencies have been satisfied, which signify that the sale is legally binding.  This asset was sold in April 2021, for a gross sales price of $10.3 million, which was in excess of its book basis.  The net sale proceeds were used along with unrestricted cash on hand to repay the mortgage loan by $23.6 million (Note 11).  The following table presents the assets and liabilities associated with this asset (in thousands):

March 31, 2021
Assets
Land	$1,967
Buildings	14,665
Fixtures and tenant improvements	5,442
22,074
Less: Accumulated depreciation	(14,065)
Total real estate assets, net	8,009
Intangible assets, net	484
Other assets	342
Assets associated with real estate assets held for sale	$8,835

Liabilities
Below-market leases, net	$961
Other liabilities	524
Liabilities associated with real estate assets held for sale	$1,485

There were no discontinued operations for the three months ended March 31, 2021, as this disposition does not represent a strategic shift in the Company’s business that would qualify as discontinued operations.
4.	Indebtedness

Mortgage Indebtedness

The Company has a mortgage loan, which had an outstanding aggregate principal amount of $303.0 million at March 31, 2021, and is secured, directly and indirectly, by all of its properties.  In April 2021, a $23.6 million repayment on the mortgage loan was made from net proceeds from an asset sale consummated in early April 2021 along with unrestricted cash on hand (Note 11).

On March 9, 2021, the Company exercised its first one-year extension option under the loan agreement to extend the maturity date to March 9, 2022, subject to two remaining one-year extensions at the borrowers’ option conditioned upon, among other items, (i) an event of default shall not be continuing, (ii) in the case of the second one-year extension option (exercisable March 2022), in addition to (i) above, evidence that the Debt Yield (as defined and calculated in accordance with the loan agreement) equals or exceeds 13% and (iii) in the case of the third one-year extension option (exercisable March 2023), in addition to (i) above, evidence that the Debt Yield equals or exceeds 14% on the extension date.

As of March 31, 2021, the Company was in compliance with all provisions of the loan agreements. The Company expects to continue to use cash flow from operations and asset sales to repay the mortgage loan.  As of May 4, 2021, the Company plans to exercise the second one-year extension option effective March 9, 2022 to the extent the mortgage loan remains outstanding.  The Debt Yield as of March 31, 2021 was 18.29%, which is in excess of the required threshold of 13% in order to exercise the second one-year extension option.  If the Debt Yield requirement is not met at the time of the extension exercise, the Company can utilize unrestricted cash to pay down principal to satisfy the Debt Yield requirement.  If the Company does not have sufficient cash to pay down the principal to satisfy the required Debt Yield, the Company would need to obtain alternative sources of capital, which could include a refinancing of the current mortgage loan or other financing options.

As of March 31, 2021, the interest rate of the Company’s mortgage loan was 4.2% per annum.  The interest rate on the mortgage loan is equal to the one-month LIBOR plus a weighted-average spread of 4.1% per annum as of March 31, 2021, provided that such spread is subject to an increase of 0.25% per annum in connection with any exercise of the third extension option.  Application of voluntary prepayments will cause the weighted-average interest rate spread to increase over time as senior tranches of the mortgage debt are repaid first.

Credit Agreement

The Company maintains a Credit Agreement (the “Revolving Credit Agreement”) with PNC Bank, National Association, as lender and administrative agent (“PNC”) that was amended and extended in February 2021.  The Revolving Credit Agreement provides for borrowings of up to $30.0 million.  Borrowings under the Revolving Credit Agreement may be used by the Company for general corporate purposes and working capital.  The Company’s borrowings under the Revolving Credit Agreement bear interest at variable rates at the Company’s election, based on either (i) LIBOR plus a specified spread ranging from 1.30% to 1.75% per annum depending on the Company’s Leverage Ratio (as defined in the Revolving Credit Agreement) or (ii) the Alternate Base Rate (as defined in the Revolving Credit Agreement) plus a specified spread ranging from 0.30% to 0.75% per annum depending on the Company’s Leverage Ratio.  The Company is also required to pay a facility fee on the aggregate revolving commitments at a rate per annum that ranges from 0.15% to 0.30% depending on the Company’s Leverage Ratio.

The Revolving Credit Agreement matures on the earliest of (i) February 9, 2022, (ii) the date on which the External Management Agreement is terminated, (iii) the date on which DDR Asset Management, LLC or another wholly-owned subsidiary of SITE Centers ceases to be the “Service Provider” under the External Management Agreement as a result of assignment or operation of law or otherwise and (iv) the date on which the principal amount outstanding under the Company’s mortgage loan is repaid or refinanced.

At March 31, 2021, there were no amounts outstanding under the Revolving Credit Agreement.
5.	Financial Instruments and Fair Value Measurements

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

Considerable judgment is necessary to develop estimated fair values of financial instruments.  Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The carrying amount of debt, including deferred financing costs, was $294.1 million and $344.5 million at March 31, 2021 and December 31, 2020, respectively.  The fair value of debt was $312.2 million and $362.7 million at March 31, 2021 and December 31, 2020, respectively.
6.	Commitments and Contingencies

Hurricane Loss

In 2017, Hurricane Maria made landfall in Puerto Rico.  At the time of the hurricane, the Company owned 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA, which sustained varying degrees of damage.  In August 2019, the Company reached a settlement with its insurer with respect to the Company’s claims relating to the hurricane damage.  The Company continued to own 11 of these Puerto Rico assets at March 31, 2021.

The remaining unutilized property damage settlement proceeds of $30.7 million along with other related reserves required by the mortgage lender of $6.5 million are reflected in the Company’s consolidated balance sheets as Restricted Cash and will be disbursed to the Company in accordance with the terms of the Company’s mortgage financing upon the lender’s satisfaction that all necessary restoration work has been completed.

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
7.	Impairment Charges

The Company recorded impairment charges of $2.0 million and $15.9 million for the three months ended March 31, 2021 and 2020, respectively.  Impairment charges were recorded on assets based on the difference between the carrying value of the assets and the estimated fair market value after the assets failed a step one analysis that compared the sum of estimated future undiscounted cash flows to the assets carrying value.  These impairments primarily were triggered by indicative bids received and changes in market assumptions due to the disposition process, as well as changes in projected cash flows.

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

The following table presents information about the fair value of real estate that was impaired, and therefore, measured on a fair value basis, along with the related impairment charge, for the three months ended March 31, 2021.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
March 31, 2021
Long-lived assets held and used	$—	$—	$24.9	$24.9	$2.0

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value for the three-months ended March 31, 2021 (in millions):

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value at March 31, 2021	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Long-lived assets held and used	$24.9	Indicative Bid (A)	Indicative Bid(A)	N/A	N/A
(A)

Fair value measurements based upon indicative bids were developed by third-party sources (including offers and comparable sales values), subject to SITE Centers’ corroboration for reasonableness.  The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated values.

8.	Transactions with SITE Centers

The following table presents fees and other amounts charged by SITE Centers (in thousands):

	Three Months
	Ended March 31,
	2021	2020
Property management fees(A)	$2,265	$2,552
Asset management fees(B)	1,770	2,324
Leasing commissions(C)	778	1,231
Maintenance services and other(D)	344	341
Disposition fees(E)	—	1,556
Legal fees(F)	104	93
	$5,261	$8,097
(A)

Property management fees are generally calculated based on a percentage of tenant cash receipts collected during the three months immediately preceding the most recent June 30 or December 31.  For the three months ended March 31, 2021, includes the monthly supplemental fees discussed below.

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

(E)	Disposition fees equal 1% of the gross sales price of each asset sold. Disposition fees are included within Gain on Disposition of Real Estate on the consolidated statements of operations.
(F)	Legal fees charged for collection activity, negotiating and reviewing tenant leases and contracts for asset dispositions.

In October 2020, the Company entered into an Amended and Restated Agreement (the “Agreement”) with an affiliate of SITE Centers in order to address the impact of the COVID-19 pandemic on the level of effort required to manage the portfolio and the property management fees for the six-month period ending June 30, 2021.  Pursuant to the terms of the Company’s existing property management agreements with SITE Centers, property management fees are determined on each July 1 and January 1 based on gross property revenues received during the three-month period immediately preceding such determination date.  In order to offset the impact of reduced property collections during the three-month period preceding January 1, 2021 on the property management fee applicable to the first six months of 2021, the Agreement provides that beginning on January 1, 2021, the Company will pay JDN Development Company (an affiliate of SITE Centers) a monthly supplemental fee in an amount equal to (i) the average monthly property management fee paid during 2019 with respect to the properties owned by the Company and its subsidiaries as of October 1, 2020 (which amount is $737,377) minus (ii) the monthly property management fee determined on January 1, 2021 for the first six months of 2021 in accordance with the existing property management agreements (which amount is $634,848).  This arrangement is similar to the prior arrangement between the parties governing the payment of a monthly supplemental fee with respect to the last six months of 2020.

9.	Earnings Per Share

The following table provides the net income (loss) and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding, and “diluted” EPS (in thousands, except per share amounts):

	Three Months
	Ended March 31,
	2021	2020
Numerators – Basic and Diluted
Net income (loss) attributable to common shareholders after allocation to participating securities	$3,209	$(13,067)
Denominators – Number of Shares
Basic and Diluted—Average shares outstanding	20,916	19,749
Income (loss) Per Share:
Basic and Diluted	$0.15	$(0.66)

Dividends

In November 2020, the Company declared a dividend on its common shares of $1.16 per share that was paid in January 2021 in a combination of cash and the Company’s common shares, subject to a Puerto Rico withholding tax of 10%.  The aggregate amount of cash paid to shareholders was limited to 10% of the total dividend paid.  In connection with the 2020 dividend, in January 2021, the Company issued 1,253,988 common shares, based on the volume-weighted average trading price of $14.8492 per share, and paid $4.4 million in cash, which included the Puerto Rico withholding tax.
10.	Segment Information

The Company has two reportable operating segments: continental U.S. and Puerto Rico.  The table below presents information about the Company’s reportable operating segments (in thousands):

	Three Months Ended March 31, 2021
	Continental U.S.	Puerto Rico	Other	Total
Lease revenue and other property revenue	$18,170	$23,289		$41,459
Rental operation expenses	(5,518)	(8,355)		(13,873)
Net operating income	12,652	14,934		27,586
Property and asset management fees	(1,548)	(2,487)		(4,035)
Impairment charges	—	(2,010)		(2,010)
Depreciation and amortization	(6,988)	(6,370)		(13,358)
Unallocated expenses(A)			$(4,986)	(4,986)
Gain (loss) on disposition of real estate, net	148	(27)		121
Income before tax expense				$3,318

As of March 31, 2021:
Total gross real estate assets	$594,678	$966,986		$1,561,664

	Three Months Ended March 31, 2020
	Continental U.S.	Puerto Rico	Other	Total
Lease revenue and other property revenue	$24,955	$25,414		$50,369
Rental operation expenses	(8,277)	(8,504)		(16,781)
Net operating income	16,678	16,910		33,588
Property and asset management fees	(2,418)	(2,458)		(4,876)
Impairment charges	(15,910)			(15,910)
Depreciation and amortization	(9,230)	(7,240)		(16,470)
Unallocated expenses(A)			$(12,000)	(12,000)
Gain on disposition of real estate, net	2,674			2,674
Loss before tax expense				$(12,994)

As of March 31, 2020:
Total gross real estate assets	$760,385	$1,082,915		$1,843,300
(A)	Unallocated expenses consist of General and Administrative Expenses, Interest Expense and Other Expenses as listed in the Company’s consolidated statements of operations.
11.	Subsequent Events

Assets Sales

In April 2021, the Company sold four assets, in separate transactions, (Marketplace of Brown Deer, Noble Town Center, Plaza Vega Baja and Uptown Solon) for a gross sales price of $38.9 million.  In April 2021, the Company utilized net sale proceeds from the asset sold on April 9, 2021, Marketplace of Brown Deer, along with unrestricted cash on hand to repay the mortgage loan by $23.6 million.  A majority of the net sale proceeds from the three additional asset sales in April will be used to repay mortgage debt in May 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers with a perspective from management on the financial condition, results of operations and liquidity of Retail Value Inc. and its related consolidated real estate subsidiaries (collectively, the “Company” or “RVI”) (NYSE: RVI) and other factors that may affect the Company’s future results.  The Company believes it is important to read the MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2020, as well as other publicly available information.

RVI is an Ohio company formed in December 2017 that, as of March 31, 2021, owned and operated a portfolio of 22 assets, composed of 11 continental U.S. assets and 11 assets in Puerto Rico.  These properties consisted of retail shopping centers (including five enclosed malls) composed of 8.5 million square feet of Company-owned gross leasable area (“GLA”) and were located in nine states and Puerto Rico.  The Company’s continental U.S. properties and Puerto Rico properties comprised approximately 44% and 56%, respectively, of its total consolidated revenue for the three months ended March 31, 2021.  At March 31, 2021, the aggregate occupancy of the Company’s shopping center portfolio was 86.8%, and the average annualized base rent per occupied square foot was $16.03.

EXECUTIVE SUMMARY

The Company expects to focus on realizing value in its portfolio through operations and sales of its assets.  The Company primarily intends to use net asset sale proceeds first to repay mortgage debt, second to make distributions on account of the RVI Preferred Shares, up to the preference amount, and third to make distributions to holders of the Company’s common shares.

From January 1, 2021 through April 30, 2021, the Company sold the following assets (in thousands):

Date Sold	Property Name	City, State	Total Owned GLA	Gross Sales Price
4/9/21	Marketplace of Brown Deer	Brown Deer, WI	405	$10,250
4/13/21	Noble Town Center	Jenkintown, PA	168	14,000
4/14/21	Plaza Vega Baja	Vega Baja, PR	185	4,500
4/21/21	Uptown Solon	Solon, OH	182	10,100
			940	$38,850

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it continues to spread throughout the United States and other countries across the world.  Beginning in mid-March 2020, federal, state and local governments took various actions to limit the spread of COVID-19, including ordering the temporary closure of non-essential businesses (which included many of the Company’s tenants) and imposing significant social distancing guidelines and restrictions on the continued operations of essential businesses and the reopening of non-essential businesses.  As of April 23, 2021, approximately 99% of the Company’s tenants, based on average base rents, were open for business, up from a low of approximately 34% in early April 2020. Although rent collection levels continued to improve during the first quarter of 2021, collection levels remain below historical averages and operating restrictions on tenant businesses remain in place in certain locations (including Puerto Rico).  Future rent collections may be negatively impacted by any surges in COVID-19 contagion, the discovery of new COVID-19 variants or delays in the acceptance, administration or effectiveness of COVID-19 vaccines. The ultimate impact of the pandemic and secondary social and economic effects on the Company's results of operations, financial position, liquidity and capital resources remains unclear and cannot be reasonably forecasted at this time.  For a further discussion on the impact of the COVID-19 pandemic on the Company’s business, see “Liquidity, Capital Resources and Financing Activities” and “Economic Conditions” included in this section and Item 1A. Risk Factors in Part II of this Quarterly Report.

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

Pursuant to the External Management Agreement, the Company pays SITE Centers and certain of its subsidiaries a monthly asset management fee in an aggregate amount of 0.5% per annum of the gross asset value of the Company’s properties (determined on the immediately preceding June 30 or December 31 and calculated in accordance with the terms of the External Management Agreement).  The External Management Agreement also provides for the reimbursement of certain expenses incurred by SITE Centers in connection with the services it provides to the Company along with the payment of transaction-based fees to SITE Centers in the event of any debt financings or change of control transactions.

Pursuant to the property management agreements, the Company pays SITE Centers and certain of its subsidiaries a monthly property management fee in an aggregate amount of 3.5% and 5.5% of the average gross monthly property revenue collected during the most recent second or fourth quarter in respect to the Company’s continental U.S. properties and the Puerto Rico properties, respectively.  In order to address the impact of the pandemic on the level of effort required to manage the portfolio and property management fees paid in the first half of 2021, the Company has agreed to pay an affiliate of SITE Centers a supplemental monthly fee during the six-month period ending June 30, 2021 (see Note 8 “Transactions with SITE Centers” of the Company’s consolidated financial statements included herein).  The property management agreements also provide for the payment to SITE Centers of certain leasing commissions and a disposition fee of 1% of the gross sales price of each asset sold by the Company.

2021 RESULTS OF OPERATIONS

Where used, references to “Comparable Portfolio Properties” reflect shopping center properties owned as of March 31, 2021.

Revenues from Operations (in thousands)

	Three Months
	Ended March 31,
	2021	2020	$ Change
Rental income(A)	$41,422	$50,330	$(8,908)
Other income	37	39	(2)
Total revenues (B)	$41,459	$50,369	$(8,910)
(A)	The following table summarizes the key components of the 2021 rental income as compared to 2020 (in thousands):
	Three Months
	Ended March 31,
Contractual Lease Payments	2021	2020	$ Change
Base and percentage rental income(1)	$28,996	$35,614	$(6,618)
Recoveries from tenants(2)	10,295	12,896	(2,601)
Uncollectible revenue(3)	238	(858)	1,096
Ancillary rental income	1,808	2,178	(370)
Lease termination fees	85	500	(415)
Total contractual lease payments	$41,422	$50,330	$(8,908)
(1)	The following tables present the statistics for the Company’s portfolio affecting base and percentage rental revenues:
	Shopping Center Portfolio March 31,
	2021	2020
Centers owned	22	26
Aggregate occupancy rate	86.8%	87.2%
Average annualized base rent per occupied square foot	$16.03	$15.65

	Continental U.S. March 31,		Puerto Rico March 31,
	2021	2020	2021	2020
Centers owned	11	14	11	12
Aggregate occupancy rate	86.1%	89.3%	87.6%	84.5%
Average annualized base rent per occupied square foot	$13.17	$13.00	$19.60	$19.85

For the three months ended March 31, 2021, the decrease in base and percentage rental income primarily was due to property dispositions.  The decrease in the continental U.S. occupancy rate primarily was due to the disposition of higher occupancy properties and a combination of tenant expirations and bankruptcies.  The increase in the occupancy rate for the Puerto Rico portfolio primarily was due to the disposition of a property with a lower occupancy, as well as new leasing activity in excess of lease expirations.

(2)

Recoveries from Comparable Portfolio Properties were approximately 66.0% and 71.8% of reimbursable operating expenses and real estate taxes for the three months ended March 31, 2021 and 2020, respectively.  The overall decrease in the amount of recoveries from tenants related primarily to anchor renewal conversions to gross leases in Puerto Rico and the impact of the COVID-19 pandemic including both tenant expirations and bankruptcies in the continental U.S.

(3)

Primarily relates to the impact of the COVID-19 pandemic on rent collections, including the impact of lease modification accounting and tenants on the cash basis of accounting due to collectability concerns.  For the three months ended March 31, 2021, the net amount reported was income primarily due to rental income paid in 2021 related to outstanding receivables in 2020 by tenants on the cash basis of accounting.

(B)	The changes in Total Revenues are composed of the following (in millions):
	Continental U.S.	Puerto Rico	Total
Comparable Portfolio Properties	$0.7	$(0.8)	$(0.1)
Disposition of shopping centers	(7.5)	(1.3)	(8.8)
	$(6.8)	$(2.1)	$(8.9)

Expenses from Operations (in thousands)

	Three Months
	Ended March 31,
	2021	2020	$ Change
Operating and maintenance(A)	$9,607	$11,062	$(1,455)
Real estate taxes(B)	4,266	5,719	(1,453)
Property and asset management fees	4,035	4,876	(841)
Impairment charges(C)	2,010	15,910	(13,900)
General and administrative(D)	865	1,077	(212)
Depreciation and amortization(E)	13,358	16,470	(3,112)
	$34,141	$55,114	$(20,973)
(A)	The changes in Operating and Maintenance are composed of the following (in millions):
	Continental U.S.	Puerto Rico	Total
Comparable Portfolio Properties	$(0.2)	$0.4	$0.2
Disposition of shopping centers	(1.2)	(0.5)	(1.7)
	$(1.4)	$(0.1)	$(1.5)
(B)	The changes in Real Estate Taxes are composed of the following (in millions):
	Continental U.S.	Puerto Rico	Total
Comparable Portfolio Properties	$0.2	$—	$0.2
Disposition of shopping centers	(1.6)	(0.1)	(1.7)
	$(1.4)	$(0.1)	$(1.5)
(C)

The Company recorded impairment charges in 2021 and 2020 primarily related to shopping centers marketed for sale.  These impairments primarily were triggered by indicative bids received and changes in market assumptions due to the disposition process.  Changes in holding periods or an asset’s expected future undiscounted cash flows due to changes in market or leasing conditions (including as result of the COVID-19 pandemic) each could result in the recognition of additional impairment charges.  Impairment charges are presented in Note 7, “Impairment Charges,” to the Company’s consolidated financial statements included herein.

(D)	Primarily represents legal, audit, tax and compliance services and director compensation.

(E)	The disposition of shopping centers accounted for $3.1 million of the reduction in depreciation expense.

Other Income and Expenses (in thousands)

	Three Months
	Ended March 31,
	2021	2020	$ Change
Interest expense, net(A)	$(3,991)	$(7,292)	$3,301
Debt extinguishment costs(B)	(130)	(3,965)	3,835
Other income, net	—	334	(334)
Gain on disposition of real estate, net(C)	121	2,674	(2,553)
Tax expense	(109)	(73)	(36)
	$(4,109)	$(8,322)	$4,213
(A)

At March 31, 2021 and 2020, the interest rate of the Company’s mortgage loan was 4.2% and 3.8% per annum, respectively.  The decrease in interest expense was primarily due to reductions in the amount of debt outstanding.

(B)

Debt extinguishment costs were incurred in both years in connection with the prepayment of the mortgage loan with asset sale proceeds primarily related to the write-off of unamortized deferred financing costs.

(C)	Related to the sale of three assets for the three months ended March 31, 2020.

Net Income (Loss) (in thousands)

	Three Months
	Ended March 31,
	2021	2020	$ Change
Net income (loss)	$3,209	$(13,067)	$16,276

The increase in net income primarily was attributable to a reduction in interest expense and debt extinguishment costs, lower impairment charges and payments of 2020 rental income by cash basis tenants partially offset by the impact of 2020 asset sales.

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

Reconciliation Presentation

FFO and Operating FFO were as follows (in thousands):

	Three Months
	Ended March 31,
	2021	2020	$ Change
FFO	$18,439	$16,622	$1,817
Operating FFO	18,569	20,253	(1,684)

The increase in FFO primarily was due to the decrease in interest expense and debt extinguishment costs partially offset by the impact from the disposition of assets, as well as payments of 2020 rental income by cash basis tenants.  The change in Operating FFO primarily was due to the same factors impacting FFO, except that the exclusion of debt extinguishments costs in 2020 resulted in an overall decrease of Operating FFO.

The Company’s reconciliation of net income (loss) to FFO and Operating FFO is as follows (in thousands).  The Company provides no assurances that these charges and income adjusted in the calculation of Operating FFO are non-recurring.  These charges and income could reasonably be expected to recur in future results of operations.

	Three Months
	Ended March 31,
	2021	2020
Net income (loss)	$3,209	$(13,067)
Depreciation and amortization of real estate investments	13,341	16,453
Impairment of real estate assets	2,010	15,910
Gain on disposition of real estate	(121)	(2,674)
FFO	18,439	16,622
Debt extinguishment and other expenses	130	3,631
Non-operating items, net	130	3,631
Operating FFO	$18,569	$20,253

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company requires capital to fund its operating expenses, capital expenditures and investment activities.  Absent the occurrence of an Amortization Period (as described below), the Company’s capital sources may include cash flow from operations, as well as availability under its Revolving Credit Agreement (as defined below).

Although the Company has experienced a reduction in timely collections of rent and delays in the execution of its disposition strategy as a result of the impacts of the COVID-19 pandemic, the Company witnessed continued improvement in rent collections and transaction markets during the first quarter of 2021 and believes that it has sufficient liquidity and capital resources to operate its business for at least the next twelve months.  At March 31, 2021, the Company had an unrestricted cash balance of $72.7 million, restricted cash on deposit with its mortgage lender of $63.6 million and $30.0 million of availability under its Revolving Credit Agreement (subject to satisfaction of applicable borrowing conditions). Debt outstanding was $303.0 million at March 31, 2021. In April 2021, a $23.6 million repayment on the mortgage loan was made from the use of net proceeds from an asset sale consummated in early April 2021 along with unrestricted cash on hand (Note 11). The Company’s mortgage loan generally requires interest-only payments subject to maintenance of a minimum debt yield and has a maturity date of March 9, 2022 with two remaining one-year extensions at the Company’s option based on the satisfaction of certain conditions.  Subject to the uncertain impact of the COVID-19 pandemic on capital and transactions markets, the Company expects to utilize net asset sale proceeds to repay the principal of the mortgage loan and may utilize one or both of the loan’s remaining extension options. No assurance can be provided that obligations, including the mortgage loan, will be repaid, extended or refinanced as currently anticipated. Apart from capital expenditures deemed advisable in connection with the maintenance and leasing of its properties, and the completion of restoration work in Puerto Rico, the Company does not anticipate any material capital projects or development spending during the remainder of 2021.

Mortgage Indebtedness

As of March 31, 2021, the aggregate principal amount of the mortgage loan was $303.0 million.  In April 2021, a $23.6 million repayment on the mortgage loan was made from the use of net proceeds from an asset sale consummated in early April 2021 along with unrestricted cash on hand (Note 11). A majority of the net sale proceeds of approximately $24.9 million from three additional asset sales consummated in April 2021 will be used to repay the mortgage loan in May 2021.  On March 9, 2021, the Company exercised its first one-year extension option under the loan agreement to extend the maturity date to March 9, 2022, subject to two remaining one-year extensions at the borrowers’ option conditioned upon, among other items, (i) an event of default shall not be continuing, (ii) in the case of the second one-year extension option (exercisable March 2022), in addition to (i) above, evidence that the Debt Yield (as defined and calculated in accordance with the loan agreement) equals or exceeds 13% and (iii) in the case of the third one-year extension option (exercisable March 2023), in addition to (i) above, evidence that the Debt Yield equals or exceeds 14% on the extension date.  The Debt Yield as of March 31, 2021, was 18.29%.

As of March 31, 2021, the interest rate applicable to the notes was equal to one-month LIBOR plus a weighted-average spread of 4.1% per annum, provided that such spread is subject to an increase of 0.25% per annum in connection with any exercise of the third extension option.  The borrowers are required to maintain an interest rate cap with respect to the principal amount of the notes having (i) during the initial two-year term of the loan, a LIBOR strike rate equal to 4.5%, (ii) during the initial one-year extension period, a LIBOR strike rate equal to 9.27% and (iii) with respect to any subsequent extension period, a LIBOR strike rate that would result in a debt service coverage ratio of 1.20x based on the Mortgaged Properties (as defined below).  Application of voluntary prepayments as described below will cause the weighted-average interest rate spread to increase over time as senior tranches of the mortgage debt are repaid first.  At March 31, 2021, the interest rate applicable to the mortgage loan was 4.2%.

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

The loan facility is structured as an interest only loan throughout the initial two-year term and any exercised extension options.  As a result, so long as no Amortization Period (as described below) or event of default exists, any property cash flows available following payment of debt service and funding of certain required reserve accounts (including reserves for payment of real estate taxes, insurance premiums, ground rents, tenant improvements and capital expenditures) will be available to the borrowers to pay operating expenses and for other general corporate purposes.  An Amortization Period will be deemed to commence in the event the borrowers fail to achieve a Debt Yield of 10.0% at the end of any fiscal quarter.  The Debt Yield as of March 31, 2021, was 18.29%.  During the pendency of an Amortization Period, any property cash flows available following payment of debt service and the funding of certain reserve accounts (including the reserve accounts referenced above and additional reserves established for payment of approved operating expenses, SITE Centers management fees, certain public company costs, certain taxes and the minimum cash portion of required REIT distributions) shall be applied to the repayment of the notes.  During an Amortization Period, cash flow from the borrowers’ operations will be made available to the Company only to pay required REIT distributions in an amount equal to the minimum portion of required REIT distributions allowed by law to be paid in cash (currently 10% for distributions declared in 2020, otherwise limited to 20%), with the remainder of required REIT distributions during an Amortization Period likely to be paid in common shares of the Company.

Subject to certain conditions described in the mortgage loan agreement, the borrowers may prepay principal amounts outstanding under the loan facility in whole or in part, without premium or penalty, by providing advance notice of prepayment to the lenders. The borrowers are required to use certain proceeds from permitted asset sales to prepay principal amounts outstanding under the loan facility.  Each Mortgaged Property has a portion of the original principal amount of the mortgage loan allocated to it.  The amount of proceeds from the sale of an individual Mortgaged Property required to be applied toward prepayment of the notes (i.e., the property’s “release price”) will depend upon the principal amount of the mortgage loan allocated to it and the Debt Yield at the time of the sale as follows:

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

Credit Agreement

In July 2018, the Company entered into a Credit Agreement (the “Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that was amended and extended in February 2021.  The Revolving Credit Agreement provides for borrowings of up to $30.0 million.  The Company’s borrowings under the Revolving Credit Agreement bear interest at variable rates at the Company’s election, based on either (i) LIBOR plus a specified spread ranging from 1.30% to 1.75% depending on the Company’s Leverage Ratio (as defined in the Revolving Credit Agreement) or (ii) the Alternate Base Rate (as defined in the Revolving Credit Agreement) plus a specified spread ranging from 0.30% to 0.75% depending on the Company’s Leverage Ratio.  The Company is also required to pay a facility fee on the aggregate revolving commitments at a rate per annum that ranges from 0.15% to 0.30% depending on the Company’s Leverage Ratio.

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

The Company’s obligations under the Revolving Credit Agreement are guaranteed by SITE Centers in favor of PNC.  In consideration thereof, the Company has agreed to pay to SITE Centers the following amounts: (i) an annual guaranty commitment fee of 0.20% of the aggregate commitments under the Revolving Credit Agreement, (ii) for all times other than those referenced in clause (iii) below, when any amounts are outstanding under the Revolving Credit Agreement, an amount equal to 5.00% per annum times the average aggregate outstanding daily principal amount of such loans plus the aggregate stated average daily amount of outstanding letters of credit and (iii) in the event SITE Centers pays any amounts to PNC pursuant to SITE Centers’ guaranty and the Company fails to reimburse SITE Centers for such amount within three business days, an amount in cash equal to the amount of such paid obligations plus default interest, which will accrue from the date of such payment by SITE Centers until repaid by the Company at a rate per annum generally equal to the sum of the LIBOR rate (or other applicable benchmark rate) plus 8.75%.

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

The Company may redeem the RVI Preferred Shares, or any part thereof, at any time at a price payable per share calculated by dividing the number of RVI Preferred Shares outstanding on the redemption date into the difference of (x) $200 million minus (y) the aggregate amount of dividends previously distributed on the RVI Preferred Shares to be redeemed.  As of April 30, 2021, no dividends have been paid on the RVI Preferred Shares.

Common Share Dividends

The Company’s 2020 dividend was paid on January 12, 2021, in a combination of cash and the Company’s common shares.  See Note 9, “Earnings Per Share,” of the Company’s consolidated financial statements included herein.

Distributions of Puerto Rico sourced net taxable income to Company shareholders are subject to a 10% Puerto Rico withholding tax.  In 2018, the Company entered into a closing agreement with the Puerto Rico Department of Treasury which provides that the Company will be exempt from Puerto Rico income taxes so long as it qualifies as a REIT in the U.S. and distributes at least 90% of its Puerto Rico net taxable income to its shareholders every year.  As such, in 2020, the Company’s Board of Directors declared common share dividends, subject to a 10% withholding tax, on account of taxable income generated in Puerto Rico in those years.  The amount of the 2020 dividend is expected to exceed the amount of REIT taxable income generated by the Company in 2020.  Accordingly, federal income taxes were not incurred by the Company in 2020.

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

Any distributions the Company makes to its shareholders will be at the discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s actual and anticipated results of operations and liquidity, which will be affected by various factors, including the income from its portfolio, its operating expenses (including management fees and other obligations owing to SITE Centers), as well as gains and losses relating to the sale of assets, and the terms of the mortgage financing and the limitations set forth in the mortgage loan agreements.  Distributions will also be impacted by the pace and success of the Company’s property disposition strategy.  As a result of the terms of the mortgage financing, the Company anticipates that the majority of distributions of sales proceeds to be made to shareholders will not occur until after the mortgage loan has been repaid or refinanced.  Furthermore, subject to the Company’s ability to make distributions to the holders of the Company’s common shares in amounts necessary to maintain its status as a REIT and to avoid payment of U.S. federal income taxes, the RVI Preferred Shares will be entitled to a dividend preference for all dividends declared on the Company’s capital stock, at any time up to the preference amount.  Subsequent to the payment of dividends on the RVI Preferred Shares equaling the maximum preference amount of $200 million, the RVI Preferred Shares are required to be redeemed by the Company for an aggregate amount of $1.00 per share.  Due to the dividend preference of the RVI Preferred Shares, distributions of sales proceeds to holders of common shares are unlikely to occur until after aggregate dividends have been paid on the RVI Preferred Shares in an amount equal to the preference amount.  At this time, the Company cannot predict when or if it will declare dividends to the holders of RVI Preferred Shares and when or if such dividends, if paid, will equal the preference amount or the maximum preference amount.

Dispositions

In April 2021, the Company sold four shopping centers, in separate transactions, aggregating 0.9 million square feet, for an aggregate gross sales price of $38.9 million.

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	Three Months
	Ended March 31,
	2021	2020
Cash flow provided by operating activities	$22,451	$15,223
Cash flow (used for) provided by investing activities	(3,317)	140,672
Cash flow used for financing activities	(55,624)	(165,554)

Changes in cash flow compared to the prior comparable period are described as follows:

Operating Activities: Cash provided by operating activities increased $7.2 million primarily due to the following:

•	Timing and increase in cash collected from tenants;
•	Reduction of interest payments and
•	Decrease in operating income due to asset sales.

Investing Activities:  Cash provided by investing activities decreased $144.0 million primarily due to the following:

•	Decrease in proceeds from dispositions of real estate of $146.8 million and
•	Decrease in payments for real estate improvements of $2.8 million.

Financing Activities:  Cash used for financing activities decreased by $109.9 million primarily due to the following:

•	Decrease in debt repayments of $103.4 million and
•	Decrease in dividends paid of $6.6 million.

CAPITALIZATION

At March 31, 2021, the Company’s capitalization consisted of $303.0 million of mortgage debt, $190.0 million of RVI Preferred Shares and $394.5 million of market equity (market equity is defined as common shares outstanding multiplied by $18.71, the closing price of the Company’s common shares on the New York Stock Exchange at March 31, 2021), resulting in a debt to total market capitalization ratio of 0.34 to 1.0, as compared to the ratio of 0.55 to 1.0 at March 31, 2020.  The closing price of the Company’s shares on the New York Stock Exchange was $12.25 at March 31, 2020.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company had aggregate outstanding mortgage indebtedness of $303.0 million at March 31, 2021 with a maturity of March 2022, subject to two one-year extension options.  In April 2021, a $23.6 million repayment on the mortgage loan was made from the use of net proceeds from an asset sale consummated in early April 2021 along with unrestricted cash on hand.  In addition, the Company has two long-term ground leases in which it is the lessee.

SITE Centers Guaranty

On July 2, 2018, SITE Centers provided an unconditional guaranty to PNC with respect to any obligations outstanding from time to time under the Company’s Revolving Credit Agreement.  In connection with this arrangement, the Company has agreed to pay to SITE Centers a guaranty commitment fee of 0.20% per annum on the committed amount of the Revolving Credit Agreement and a fee equal to 5.00% per annum on any amounts drawn by the Company under the Revolving Credit Agreement.  In the event SITE Centers pays any of the Company’s obligations on the Revolving Credit Agreement and the Company fails to reimburse such amount within three business days, the guaranty provides for default interest that accrues at a rate generally equal to the sum of the LIBOR rate (or other applicable benchmark rate) plus 8.75% per annum. SITE Centers continued to provide the guaranty in connection with the February 2021 extension of the Revolving Credit Agreement’s maturity date to February 9, 2022.

Other Commitments

The Company has entered into agreements with general contractors related to its shopping centers having aggregate commitments of approximately $1.5 million at March 31, 2021.  These obligations, composed principally of construction contracts for the repair of the Puerto Rico properties, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow.  These contracts typically can be changed or terminated without penalty.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  At March 31, 2021, the Company had purchase order obligations, typically payable within one year, aggregating approximately $0.7 million related to the maintenance of its properties and general and administrative expenses.

Hurricane Loss

In 2017, Hurricane Maria made landfall in Puerto Rico and the Company’s 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA, were significantly impacted.  As of March 31, 2021, the Company had expended approximately $126 million in connection with repairing property damage caused by the hurricane.  Included in restricted cash at March 31, 2021 are the remaining property damage settlement proceeds of $30.7 million along with other related hurricane reserves required by the mortgage lender of $6.5 million aggregating $37.2 million. The Company estimates that it will incur between $5 million and $7 million to complete its restoration efforts subject to the mortgage lender’s satisfaction that all necessary restoration work has been completed.  The Company anticipates that the repair and restoration work will be substantially complete in mid-2021, the timing of which has been delayed by the impact of the COVID-19 pandemic.  The timing and schedule of additional repair work to be completed are highly dependent upon any changes in the scope of work, the availability of building materials, supplies and skilled labor. In addition, the timing of completing the remaining repair work could be delayed by any additional stay-at-home directives or temporary closures of non-essential businesses as a result of the impacts of the COVID-19 pandemic.

ECONOMIC CONDITIONS

Portfolio Composition and Retail Environment. Though leasing prospects are heavily dependent on local conditions, in general, the Company saw continued demand from tenants for its continental U.S. space during January and February of 2020 before uncertainty and tenant concern around the COVID-19 pandemic caused a slow-down in lease activity from March 2020 through March 31, 2021.  The Company’s portfolio has a diversified tenant base, with only two tenants whose annualized rental revenue equals or exceeds 3% of the Company’s annualized revenues at March 31, 2021 (Walmart/Sam’s Club at 5.4% and PetSmart at 3.5%).  Other significant tenants include TJX Companies (T.J. Maxx, Marshalls and HomeGoods), Bed Bath & Beyond and Best Buy.  All of these tenants have relatively strong financial positions, having outperformed other retail categories on a relative basis over time, and the Company believes they remain well capitalized. Historically, these tenants have provided a stable revenue base, and the Company believes that they will continue doing so going forward, given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s continental U.S. shopping centers provide day-to-day consumer necessities with a focus on value, convenience and service, which the Company believes will enable many of its tenants to succeed under a variety of economic conditions.  The Company recognizes the risks posed by current economic conditions but believes that the diversity of its properties and the credit quality of its tenant base should enable it to navigate through a potentially challenging economic environment.

The shopping center portfolio’s occupancy was 86.8% and 87.2% at March 31, 2021 and 2020, respectively.  The net decrease in the rate primarily was attributed to the sale of assets having higher occupancy rates and a combination of tenant expirations and bankruptcies.  The total portfolio average annualized base rent per occupied square foot was $16.03 at March 31, 2021, as compared to $15.65 at March 31, 2020.

At March 31, 2021, the Company owned 11 assets on the island of Puerto Rico (including five enclosed malls) aggregating 3.9 million square feet, representing 46% of Company-owned GLA and approximately 56% of the Company’s total consolidated revenue and approximately 54% of the Company’s total consolidated revenue less operating expenses (i.e., net operating income) for the three months ended March 31, 2021.  The Company believes that the tenants at its Puerto Rico properties (many of which are high-quality continental U.S. retailers, such as Walmart/Sam’s Club and the TJX Companies (T.J. Maxx and Marshalls)) typically cater to the local consumer’s desire for value, convenience and day-to-day necessities.  However, new demand for space at the Puerto Rico properties has been more limited, especially with respect to big-box and national tenants as many of those tenants continue to evaluate their presence and operating plans on the Island.  Limited leasing demand may continue to put pressure on leasing spreads on both new leases and renewals as the Company seeks to prioritize occupancy over rental rate growth.  There is continued concern about the strength of the Puerto Rican economy, the ability of the government of Puerto Rico to meet its financial obligations and the impact of the territory’s ongoing bankruptcy and debt restructuring process on the economy of Puerto Rico, which may further adversely impact retail tenants’ interest in maintaining or expanding their operations in Puerto Rico.  The impact of Hurricane Maria in Puerto Rico further exacerbated these concerns.

The retail sector continues to be affected by increasing competition, including the impact of e-commerce.  These dynamics are expected to continue to lead to tenant bankruptcies, closures and store downsizing.  Some conventional department stores and national chains have announced bankruptcies, store closures and/or reduced expansion plans in recent years leading to a smaller overall number of tenants requiring large store formats. The loss of a tenant or downsizing of space can adversely affect the Company.  In addition to the impacts of increased competition, e-commerce and adverse conditions in Puerto Rico, beginning in March 2020, the retail sector in both the continental U.S. and Puerto Rico has been significantly impacted by the COVID-19 pandemic. Though the impact of the COVID-19 pandemic on tenant operations has varied by tenant category, local conditions and applicable government mandates, a significant number of the Company’s tenants have experienced a reduction in sales and foot traffic, and many tenants were forced to limit their operations or close their businesses for a period of time.  As of April 23, 2021, approximately 99% of the Company’s tenants (based on average base rents) were open for business, up from a low of approximately 34% in early April 2020.  Tenant operations in Puerto Rico have been particularly impacted by local government mandates and operating restrictions.  Malls and nonessential businesses at outdoor shopping centers were forced to close from mid-March until early June of 2020 and gyms and movie theatres remained subject to mandatory closure orders until mid-September 2020. Malls and shopping centers in Puerto Rico remained subject to significant operating restrictions during the first quarter of 2021 and concerns regarding increases in local COVID-19 infection levels caused the Puerto Rico government to re-tighten store capacity restrictions and curfews in mid-April 2021. These restrictions are expected to continue to challenge tenant revenues, rent collections and the overall leasing environment in Puerto Rico.

The COVID-19 pandemic had no impact on the Company’s collection of rents for the first quarter of 2020, but it had a significant impact on collection of rents for April 2020 through March 31, 2021.  The Company’s collection rates showed improvement in the second half of 2020 and continuing into the first quarter of 2021.  A majority of tenants, including tenants previously on the cash basis of accounting, have resumed repaying their monthly rent and are repaying deferred rents from prior periods.  As of April 23, 2021, the Company’s quarterly rent payment rates for assets owned as of March 31, 2021, are as follows:

	Second Quarter 2020	Third Quarter 2020	Fourth Quarter 2020	First Quarter 2021
Continental U.S.	87%	92%	96%	98%
Puerto Rico	80%	90%	92%	94%

The Company calculates the aggregate percentage of rents paid for assets owned as of March 31, 2021, by comparing the amount of tenant payments received as of the date presented to the amount billed to tenants during the period, which billed amount includes abated rents, rents subject to deferral arrangements and rents owing from bankrupt tenants that were in possession of the space and billed.  For purposes of reporting the percentage of aggregate base rents collected for a given period, when rents subject to deferral arrangements are later paid, those payments are allocated to the period in which the rent was originally owed.

The Company continues to evaluate its options with respect to tenants with whom the Company has not reached satisfactory resolution of unpaid rents and has commenced collection actions against several tenants.  In addition, the Company has engaged in discussions with most of its larger tenants that failed to satisfy all or a portion of their rent obligations during 2020 and the first quarter of 2021 and has agreed to terms with a significant number of such tenants. These arrangements have generally taken the form of rent deferrals and, in circumstances where tenants have agreed to extend lease terms or make other material concessions, rent abatements (especially in Puerto Rico).  As of April 23, 2021, agreed-upon rent-deferral and abatement arrangements relating to 2020 and 2021 base rents that remain unpaid for assets owned as of March 31, 2021, represented the following percentages:

	Second Quarter 2020	Third Quarter 2020	Fourth Quarter 2020	First Quarter 2021
Continental U.S.	5%	3%	1%	0%
Puerto Rico	6%	2%	2%	0%

A majority of rent deferral arrangements are obligated to be repaid by year-end 2021.

While the Company is unable to forecast the resolution of unpaid rents, the level of rent collections in subsequent periods or the duration of the disruption to tenant and Company operations caused by the COVID-19 pandemic, the Company witnessed an improvement in the level and pace of tenant collections in late 2020, which continued during the first quarter of 2021. However, any increases in infection levels, the discovery of new COVID-19 variants or delays in the acceptance, administration or effectiveness of vaccines could lead to new restrictions on tenant operations, nonpayment of contractual and previously deferred rents, additional tenant requests for rent relief and additional tenant closures and bankruptcies, all of which could adversely impact the Company’s results of operations in the future. Certain tenant categories remain especially vulnerable to the impacts of the COVID-19 pandemic, including movie theaters, restaurants and entertainment.

Disposition Outlook. In addition to its goal of maximizing cash flow from property operations, the Company seeks to realize value through the regular sale of assets to a variety of buyers.  In recent years, the market upon which this aspect of the business plan relies has been characterized as liquid but fragmented, with a wide range of generally small, non-institutional investors.  While some investors do not require debt financing, many seek to capitalize on leveraged returns using mortgage financing at interest rates well below the initial asset-level returns implied by disposition prices.  In addition to small, often local buyers, the Company also plans to transact with mid-sized institutional investors, some of which are domestic and foreign publicly traded companies.  Many larger domestic institutions, such as pension funds and insurance companies that were traditionally large buyers of retail real estate assets, have generally become less active participants in retail transaction markets over the last several years.  Lower participation of institutions and a generally smaller overall buyer pool has resulted in some level of pressure on asset prices, particularly for larger properties, though this impact remains highly heterogeneous and varies widely by market and specific assets.  Prices for retail real estate in Puerto Rico (especially enclosed malls) remain highly uncertain due to local economic conditions and extremely limited transaction activity since Hurricane Maria.

The COVID-19 pandemic created uncertainty and delays with respect to the Company’s execution of the disposition portion of its business plan as many prospective purchasers suspended their acquisition activities during much of 2020 due to, among other factors, the uncertainty of tenant operations and the availability and terms of financing. While financing markets and levels of investor interest in shopping center assets have improved considerably since late 2020, financing underwriting standards remain tighter than pre-pandemic levels and it remains unclear whether purchasers’ expectations with respect to economic returns from investments in retail real estate have been altered by the pandemic and resulting changes in consumer behavior. The Company is currently unable to quantify or predict the magnitude of the impact of the COVID-19 pandemic on the timing and pricing of disposition activity.

For additional information regarding risks relating to the Puerto Rico economy, the COVID-19 pandemic, the impact of e‑commerce and other relevant business uncertainties see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

FORWARD-LOOKING STATEMENTS

MD&A should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this report.  Historical results and percentage relationships set forth in the Company’s consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.  The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), both as amended, with respect to the Company’s expectations for future periods.  Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations.  Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.  For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements.  Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements.  Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements.  For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements.  See Item 1A. Risk Factors in the Company’s Annual Report on 10-K for the year ended December 31, 2020.  The impact of the COVID-19 pandemic may also exacerbate the risks discussed therein and herein, any of which could have a material effect of the Company.

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
•

The Company may not realize anticipated returns from its 10 real estate assets located in Puerto Rico, which carry risks in addition to those it faces with its continental U.S. properties and operations;

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

The Company’s primary market risk exposure is interest rate risk.  At March 31, 2021 and December 31, 2020, the Company’s outstanding indebtedness was composed of all variable-rate debt.  At March 31, 2021, the Company’s carrying value of the variable-rate debt was $294.1 million and its fair value was $312.2 million.  At December 31, 2020, the Company’s carrying value of the variable-rate debt was $344.5 million and its fair value was $362.7 million.  If interest rates were to increase by 1.00%, or 100 basis-points, the fair value of the debt would be $312.0 million and $362.5 million at March 31, 2021 and December 31, 2020, respectively. The sensitivity to changes in interest rates of the Company’s variable-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.  A 100 basis-point increase in short-term market interest rates on variable-rate debt at March 31, 2021, would result in an increase in interest expense of approximately $0.8 million for the three-month period ended March 31, 2021.

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

The Company intends to continually monitor and actively manage interest costs on any variable-rate debt portfolio and may enter into swap positions or interest rate caps.  Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of March 31, 2021, the Company had no other material exposure to market risk.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b), of the effectiveness of the Company’s disclosure controls and procedures.  Based on their evaluation as required, the CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2021, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of March 31, 2021, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

For the three months ended March 31, 2021, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.	RISK FACTORS

None.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.EXHIBITS

10.1	Second Amendment to the Credit Agreement, dated February 26, 2021, among the Company, the lenders named therein and PNC Bank, National Association, as administrative agent[1]

10.2	Amended and Restated Guaranty Fee and Reimbursement Letter Agreement, dated February 26, 2021, by and between the Company and SITE Centers Corp. (f/k/a DDR Corp.)[1]

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[1]

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[1]

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[1]

101.SCH	Inline XBRL Taxonomy Extension Schema Document [1]

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document [1]

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document [1]

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document [1]

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document [1]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 has been formatted in Inline XBRL and included in Exhibit 101.
1	Submitted electronically herewith.
2	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i)  Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii)  Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three Months Ended March 31, 2021 and 2020, (iii) Consolidated Statements of Equity for the Three Months Ended March 31, 2021 and 2020, (iv)  Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Retail Value Inc.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer (Authorized Officer)
Date: May 4, 2021