Form 10-Q
period 2021-06-30
Retail Value Inc.
filed 2021-08-03
CIK 1735184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, the registrant had 21,117,150 shares of common stock, $0.10 par value per share, outstanding.

Retail Value Inc.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED June 30, 2021

Retail Value Inc.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share amounts)

	June 30, 2021	December 31, 2020
Assets
Land	$337,869	$397,699
Buildings	918,294	1,031,886
Fixtures and tenant improvements	114,580	134,335
	1,370,743	1,563,920
Less: Accumulated depreciation	(554,434)	(593,691)
	816,309	970,229
Construction in progress	2,489	1,515
Total real estate assets, net	818,798	971,744
Cash and cash equivalents	67,185	56,849
Restricted cash	59,048	115,939
Accounts receivable	17,501	25,302
Other assets, net	17,960	26,042
	$980,492	$1,195,876
Liabilities and Equity
Mortgage indebtedness, net	$207,243	$344,485
Accounts payable and other liabilities	30,420	38,603
Dividends payable	—	23,002
Total liabilities	237,663	406,090
Commitments and contingencies (Note 5)
Redeemable preferred equity	190,000	190,000
Retail Value Inc. shareholders' equity
Common shares, with par value, $0.10 stated value; 200,000,000 shares authorized; 21,104,840 and 19,829,498 shares issued at June 30, 2021 and December 31, 2020, respectively	2,110	1,983
Additional paid-in capital	740,548	721,234
Accumulated distributions in excess of net loss	(189,800)	(123,428)
Less: Common shares in treasury at cost: 1,620 and 234 shares at June 30, 2021 and December 31, 2020	(29)	(3)
Total equity	552,829	599,786
	$980,492	$1,195,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share amounts)

	Three Months
	Ended June 30,
	2021	2020
Revenues from operations:
Rental income	$41,857	$39,299
Other income	54	(7)
	41,911	39,292
Rental operation expenses:
Operating and maintenance	9,169	9,627
Real estate taxes	3,757	5,483
Property and asset management fees	4,034	4,890
Impairment charges	79,050	10,910
General and administrative	1,258	924
Depreciation and amortization	11,204	14,211
	108,472	46,045
Other income (expense):
Interest expense, net	(3,437)	(5,660)
Debt extinguishment costs	(1,112)	(12)
Other income, net	197	—
Gain on disposition of real estate, net	1,420	10,958
	(2,932)	5,286
Loss before tax expense	(69,493)	(1,467)
Tax expense	(88)	(519)
Net loss	$(69,581)	$(1,986)
Comprehensive loss	$(69,581)	$(1,986)

Per share data:
Basic and diluted	$(3.30)	$(0.10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share amounts)

	Six Months
	Ended June 30,
	2021	2020
Revenues from operations:
Rental income	$83,279	$89,629
Other income	91	32
	83,370	89,661
Rental operation expenses:
Operating and maintenance	18,776	20,689
Real estate taxes	8,023	11,202
Property and asset management fees	8,069	9,766
Impairment charges	81,060	26,820
General and administrative	2,123	2,001
Depreciation and amortization	24,562	30,681
	142,613	101,159
Other income (expense):
Interest expense, net	(7,428)	(12,952)
Debt extinguishment costs	(1,242)	(3,977)
Other income, net	197	334
Gain on disposition of real estate, net	1,541	13,632
	(6,932)	(2,963)
Loss before tax expense	(66,175)	(14,461)
Tax expense	(197)	(592)
Net loss	$(66,372)	$(15,053)
Comprehensive loss	$(66,372)	$(15,053)

Per share data:
Basic and diluted	$(3.16)	$(0.76)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands)

	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Loss	Treasury Stock at Cost	Total
Balance as of December 31, 2020	$1,983	$721,234	$(123,428)	$(3)	$599,786
Issuance of common shares related to stock dividend and stock plan	125	18,896	—	—	19,021
Net income	—	—	3,209	—	3,209
Balance, March 31, 2021	2,108	740,130	(120,219)	(3)	622,016
Issuance of common shares related to stock dividend and stock plan	2	418	—	(26)	394
Net loss	—	—	(69,581)	—	(69,581)
Balance, June 30, 2021	$2,110	$740,548	$(189,800)	$(29)	$552,829

	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Loss	Treasury Stock at Cost	Total
Balance as of December 31, 2019	$1,905	$692,871	$(6,857)	$(16)	$687,903
Issuance of common shares related to stock dividend	77	28,022	—	—	28,099
Net loss	—	—	(13,067)	—	(13,067)
Balance, March 31, 2020	1,982	720,893	(19,924)	(16)	702,935
Net loss	—	—	(1,986)	—	(1,986)
Balance, June 30, 2020	$1,982	$720,893	$(21,910)	$(16)	$700,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months
	Ended June 30,
	2021	2020
Cash flow from operating activities:
Net loss	$(66,372)	$(15,053)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Depreciation and amortization	24,562	30,681
Amortization and write-off of above- and below-market leases, net	(424)	(587)
Amortization and write-off of debt issuance costs and fair market value of debt adjustments	2,461	5,500
Gain on disposition of real estate, net	(1,541)	(13,632)
Impairment charges	81,060	26,820
Assumption of building due to ground lease termination	(1,350)	—
Net change in accounts receivable	6,159	(8,721)
Net change in accounts payable and other liabilities	(2,709)	(7,881)
Net change in other operating assets	5,763	3,083
Total adjustments	113,981	35,263
Net cash flow provided by operating activities	47,609	20,210
Cash flow from investing activities:
Real estate improvements to operating real estate	(6,073)	(13,053)
Proceeds from disposition of real estate	56,021	167,452
Net cash flow provided by investing activities	49,948	154,399
Cash flow from financing activities:
Repayment of mortgage debt, including repayment costs	(139,657)	(154,596)
Payment of debt issuance costs	(74)	—
Dividends paid	(4,381)	(10,958)
Net cash flow used for financing activities	(144,112)	(165,554)

Net (decrease) increase in cash, cash equivalents and restricted cash	(46,555)	9,055
Cash, cash equivalents and restricted cash, beginning of period	172,788	183,293
Cash, cash equivalents and restricted cash, end of period	$126,233	$192,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.	Nature of Business and Financial Statement Presentation

Nature of Business

Retail Value Inc. and its related consolidated real estate subsidiaries (collectively, the “Company” or “RVI”) were formed in December 2017 and owned and operated a portfolio of 48 retail shopping centers, comprised of 36 continental U.S. assets and 12 Puerto Rico assets, at the time of their separation from SITE Centers Corp. (“SITE Centers”) on July 1, 2018.  The Company focuses on realizing value in its business through operations and sales of its assets.  At June 30, 2021, RVI owned 17 retail shopping centers that included eight continental U.S. assets and nine Puerto Rico assets (including four enclosed malls) comprising 7.3 million square feet of Company-owned gross leasable area (“GLA”) located in eight states and Puerto Rico.  These properties serve as direct or indirect collateral for a mortgage loan which, as of June 30, 2021, had an aggregate principal balance of $214.5 million.

In connection with the separation from SITE Centers, SITE Centers retained 1,000 shares of RVI’s series A preferred stock having an aggregate dividend preference equal to $190 million, which amount may increase by up to an additional $10 million depending on the amount of aggregate gross proceeds generated by RVI asset sales.

On July 1, 2018, the Company and SITE Centers also entered into an external management agreement (the “External Management Agreement”) which, together with various property management agreements, governs the fees, terms and conditions pursuant to which SITE Centers manages RVI and its properties.  SITE Centers provides RVI with day-to-day management, subject to supervision and certain discretionary limits and authorities granted by the RVI Board of Directors.  The Company does not have any employees.  In general, either SITE Centers or RVI may terminate the management agreements on December 31, 2021, or at the end of any six-month renewal period thereafter.  SITE Centers and RVI also entered into a tax matters agreement that governs the rights and responsibilities of the parties following RVI’s separation from SITE Centers with respect to various tax matters and provides for the allocation of tax-related assets, liabilities and obligations.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the year.  The Company considered impacts to its estimates related to the COVID-19 pandemic, as appropriate, within its unaudited condensed consolidated financial statements, and there may be changes to those estimates in future periods.  The Company believes that its accounting estimates are appropriate after giving consideration to the uncertainties surrounding the severity and duration of the COVID‑19 pandemic.  Actual results could differ from those estimates.

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with U.S. GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements.  However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented.  The results of operations for the three and six months ended June 30, 2021 and 2020, are not necessarily indicative of the results that may be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Six Months
	Ended June 30,
	2021	2020
Accounts payable related to construction in progress	$1.6	$4.1
Assumption of building due to ground lease termination	1.4	—
Stock dividends	18.6	28.1

Impact of COVID-19 Pandemic on Revenue and Receivables

Beginning in March 2020, the retail sector within the continental U.S. and Puerto Rico has been significantly impacted by the COVID-19 pandemic.  Though the impact of the COVID-19 pandemic on tenant operations has varied by tenant category, local conditions and applicable government mandates, a significant number of the Company’s tenants have experienced a reduction in sales and foot traffic, and many tenants were forced to limit their operations or close their businesses for a period of time.  The COVID-19 pandemic had a significant impact on the Company’s collection of rents from April 2020 through the end of 2020.

The Company engaged in discussions with most of its larger tenants that failed to satisfy all or a portion of their rent obligations and has agreed to terms on rent-deferral arrangements (and, in a small number of cases, rent abatements) and other lease modifications with a significant number of such tenants, of which $1.0 million remains outstanding under these deferral arrangements at June 30, 2021 for tenants that are not accounted for on the cash basis.  The Company continues to evaluate its options with respect to tenants with which the Company has not reached satisfactory resolution of unpaid rents and has commenced collections actions against several tenants.

For those tenants where the Company is unable to assert that collection of amounts due over the lease term is probable, regardless if the Company has entered into a deferral agreement to extend the payment terms, the Company has categorized these tenants on the cash basis of accounting.  As a result, all existing accounts receivable relating to these tenants have been reserved in full, including straight-line rental income and no rental income is recognized from such tenants once they have been placed on the cash basis of accounting until payments are received.  The Company will remove the cash basis designation and resume recording rental income from such tenants on a straight-line basis at such time it believes collection from the tenants is probable based upon a demonstrated payment history or a recapitalization event.

During the three and six months ended June 30, 2021, the Company recorded net uncollectible revenue that resulted in rental income of $2.8 million and $3.1 million, respectively, primarily due to rental income paid in 2021 related to outstanding receivables in 2020 from tenants on the cash basis of accounting. The aggregate amount of uncollectible revenue reported during the quarter primarily was due to the impact of the COVID-19 pandemic.

Income Taxes

The aggregate net tax basis of the assets for federal income tax purposes was approximately $1.3 billion at June 30, 2021, of which $0.8 billion relates to the assets in Puerto Rico (Note 9).

2.	Other Assets and Intangibles, net

Other Assets and Intangibles, net consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Intangible assets:
In-place leases, net	$2,408	$3,244
Above-market leases, net	273	410
Lease origination costs, net	298	487
Tenant relationships, net	2,697	3,802
Total intangible assets, net(A)	5,676	7,943
Operating lease ROU assets	1,402	1,509
Notes receivable(B)	3,000	3,000
Other assets:
Prepaid expenses	7,565	13,314
Other assets	317	276
Total other assets, net	$17,960	$26,042

Below-market leases, net (other liabilities)	$11,828	$13,829

(A)

The Company recorded amortization expense related to its intangibles, excluding above- and below-market leases, of $0.3 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively and $0.7 million and $1.6 million for the six months ended June 30, 2021 and 2020, respectively.

(B)	Maturity date is the earlier of September 2022 (subject to buyer’s option to exercise a six-month extension in certain circumstances) and the satisfaction of certain property leasing conditions.

3.	Indebtedness

Mortgage Indebtedness

The Company has a mortgage loan, which had an outstanding aggregate principal amount of $214.5 million at June 30, 2021, and is secured, directly and indirectly, by all of its properties.  In June 2021, the Company made a $20.0 million voluntary prepayment on the mortgage loan.

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

As of June 30, 2021, the Company was in compliance with all provisions of the loan agreements. The Company expects to continue to use cash flow from operations and asset sales to repay the mortgage loan.  As of August 3, 2021, the Company plans to exercise the second one-year extension option effective March 9, 2022 to the extent the mortgage loan remains outstanding.  The Debt Yield as of June 30, 2021 was 23.84%, which is in excess of the required threshold of 13% in order to exercise the second one-year extension option.  If the Debt Yield requirement is not met at the time of the extension exercise, the Company can utilize unrestricted cash to pay down principal to satisfy the Debt Yield requirement.  If the Company does not have sufficient cash to pay down the principal to satisfy the required Debt Yield, the Company would need to obtain alternative sources of capital, which could include a refinancing of the current mortgage loan or other financing options.

As of June 30, 2021, the interest rate of the Company’s mortgage loan was 4.5% per annum.  The interest rate on the mortgage loan is equal to the one-month LIBOR plus a weighted-average spread of 4.4% per annum as of June 30, 2021, provided that such spread is subject to an increase of 0.25% per annum in connection with any exercise of the third extension option.  Application of voluntary prepayments will cause the weighted-average interest rate spread to increase over time as senior tranches of the mortgage debt are repaid first.

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

At June 30, 2021, there were no amounts outstanding under the Revolving Credit Agreement.
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

Considerable judgment is necessary to develop estimated fair values of financial instruments.  Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The carrying amount of debt, including deferred financing costs, was $207.2 million and $344.5 million at June 30, 2021 and December 31, 2020, respectively.  The fair value of debt was $222.8 million and $362.7 million at June 30, 2021 and December 31, 2020, respectively.
5.	Commitments and Contingencies

Hurricane Loss

In 2017, Hurricane Maria made landfall in Puerto Rico.  At the time of the hurricane, the Company owned 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA, which sustained varying degrees of damage.  In August 2019, the Company reached a settlement with its insurer with respect to the Company’s claims relating to the hurricane damage.  The Company continued to own nine of these Puerto Rico assets at June 30, 2021.

The remaining unutilized property damage settlement proceeds of $30.7 million, along with other related reserves required by the mortgage lender of $6.5 million, are reflected in the Company’s consolidated balance sheets as Restricted Cash and will be disbursed to the Company in accordance with the terms of the Company’s mortgage financing upon the lender’s satisfaction that all necessary restoration work has been completed.

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

Impairment charges were recorded on assets based on the difference between the carrying value of the assets and the estimated fair market value after the assets failed a step-one analysis that compared the sum of estimated future undiscounted cash flows to the assets’ carrying value.  In the second quarter of 2021, the impairment charges recorded were triggered by a change in the hold period assumptions for the Puerto Rico assets.  The impairments recorded in the first quarter of 2021 and prior years primarily were triggered by indicative bids received and changes in market assumptions due to the disposition process, as well as changes in projected cash flows.  The following table summarizes the impairment charges during the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Puerto Rico Assets	$79.1	$—	$81.1	$—
Continental U.S. Assets	—	10.9	—	26.8
Total impairment charges	$79.1	$10.9	$81.1	$26.8

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

The following table presents information about the fair value of real estate that was impaired, and therefore, measured on a fair value basis, along with the related impairment charge, for the six months ended June 30, 2021.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
June 30, 2021
Long-lived assets held and used	$—	$—	$324.5	$324.5	$81.1

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value for the six months ended June 30, 2021 (in millions):

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value at June 30, 2021	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Long-lived assets held and used	$324.5	Indicative Bid (A)	Indicative Bid(A)	N/A	N/A

(A)

Fair value measurements based upon indicative bids were developed by third-party sources (including offers and comparable sales values), subject to SITE Centers’ corroboration for reasonableness.  The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated values.

7.	Transactions with SITE Centers

The following table presents fees and other amounts charged by SITE Centers (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Property management fees(A)	$2,264	$2,566	$4,528	$5,118
Asset management fees(B)	1,770	2,324	3,541	4,648
Leasing commissions(C)	617	473	1,395	1,704
Maintenance services and other(D)	308	341	652	682
Disposition fees(E)	592	210	592	1,766
Legal fees(F)	105	92	209	185
	$5,656	$6,006	$10,917	$14,103

(A)

Property management fees are generally calculated based on a percentage of tenant cash receipts collected during the three months immediately preceding the most recent June 30 or December 31.  For the three and six months ended June 30, 2021, includes the monthly supplemental fees discussed below.

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

In October 2020, the Company entered into an Amended and Restated Agreement (the “Agreement”) with an affiliate of SITE Centers in order to address the impact of the COVID-19 pandemic on the level of effort required to manage the portfolio and the property management fees for the six-month period ending June 30, 2021.  Pursuant to the terms of the Company’s existing property management agreements with SITE Centers, property management fees are determined on each July 1 and January 1 based on gross property revenues received during the three-month period immediately preceding such determination date.  In order to offset the impact of reduced property collections during the three-month period preceding January 1, 2021 on the property management fee applicable to the first six months of 2021, the Agreement provided that beginning on January 1, 2021, the Company was to pay JDN Development Company (an affiliate of SITE Centers) a monthly supplemental fee in an amount equal to (i) the average monthly property management fee paid during 2019 with respect to the properties owned by the Company and its subsidiaries as of October 1, 2020 (which amount is $737,377) minus (ii) the monthly property management fee determined on January 1, 2021 for the first six months of 2021 in accordance with the existing property management agreements (which amount is $634,848).  This arrangement is similar to the prior arrangement between the parties governing the payment of a monthly supplemental fee with respect to the last six months of 2020.

8.	Earnings Per Share

The following table provides the net loss and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding, and “diluted” EPS (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Numerators – Basic and Diluted
Net loss attributable to common shareholders after allocation to participating securities	$(69,581)	$(1,986)	$(66,372)	$(15,053)
Denominators – Number of Shares
Basic and Diluted—Average shares outstanding	21,094	19,816	21,006	19,782
Loss Per Share:
Basic and Diluted	$(3.30)	$(0.10)	$(3.16)	$(0.76)

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

The Company has two reportable operating segments: continental U.S. and Puerto Rico.  The table below presents information about the Company’s reportable operating segments (in thousands):

	Three Months Ended June 30, 2021
	Continental U.S.	Puerto Rico	Other	Total
Lease revenue and other property revenue	$17,462	$24,449		$41,911
Rental operation expenses	(4,946)	(7,980)		(12,926)
Net operating income	12,516	16,469		28,985
Property and asset management fees	(1,547)	(2,487)		(4,034)
Impairment charges	—	(79,050)		(79,050)
Depreciation and amortization	(4,700)	(6,504)		(11,204)
Unallocated expenses(A)			$(5,610)	(5,610)
Gain (loss) on disposition of real estate, net	1,696	(276)		1,420
Loss before tax expense				$(69,493)

	Three Months Ended June 30, 2020
	Continental U.S.	Puerto Rico	Other	Total
Lease revenue and other property revenue	$19,051	$20,241		$39,292
Rental operation expenses	(7,054)	(8,056)		(15,110)
Net operating income	11,997	12,185		24,182
Property and asset management fees	(2,417)	(2,473)		(4,890)
Impairment charges	(10,910)			(10,910)
Depreciation and amortization	(6,961)	(7,250)		(14,211)
Unallocated expenses(A)			$(6,596)	(6,596)
Gain on disposition of real estate, net	10,958			10,958
Loss before tax expense				$(1,467)

	Six Months Ended June 30, 2021
	Continental U.S.	Puerto Rico	Other	Total
Lease revenue and other property revenue	$35,631	$47,739		$83,370
Rental operation expenses	(10,464)	(16,335)		(26,799)
Net operating income	25,167	31,404		56,571
Property and asset management fees	(3,095)	(4,974)		(8,069)
Impairment charges	—	(81,060)		(81,060)
Depreciation and amortization	(11,688)	(12,874)		(24,562)
Unallocated expenses(A)			$(10,596)	(10,596)
Gain (loss) on disposition of real estate, net	1,845	(304)		1,541
Loss before tax expense				$(66,175)

As of June 30, 2021:
Total gross real estate assets	$527,068	$846,164		$1,373,232
Total real estate assets, net	$305,598	$513,200		$818,798

	Six Months Ended June 30, 2020
	Continental U.S.	Puerto Rico	Other	Total
Lease revenue and other property revenue	$44,006	$45,655		$89,661
Rental operation expenses	(15,331)	(16,560)		(31,891)
Net operating income	28,675	29,095		57,770
Property and asset management fees	(4,835)	(4,931)		(9,766)
Impairment charges	(26,820)			(26,820)
Depreciation and amortization	(16,191)	(14,490)		(30,681)
Unallocated expenses(A)			$(18,596)	(18,596)
Gain on disposition of real estate, net	13,632			13,632
Loss before tax expense				$(14,461)

As of June 30, 2020:
Total gross real estate assets	$726,607	$1,088,218		$1,814,825
Total real estate assets, net	$452,598	$740,127		$1,192,725

(A)	Unallocated expenses consist of General and Administrative Expenses, Interest Expense and Other Income, net as listed in the Company’s consolidated statements of operations.
10.	Subsequent Events

On July 13, 2021, the general due diligence period expired under the Purchase and Sale Agreement, dated as of June 30, 2021 (the “Puerto Rico Purchase Agreement”), by and among the Company and RVT PR Mezz Borrower 1 LLC, a wholly-owned subsidiary of the Company (collectively, the “Sellers”), and Kildare Acquisitions US, LLC (the “Purchaser”). Pursuant to the Puerto Rico Purchase Agreement, the Sellers have agreed to sell to the Purchaser all of their interests in the limited liability companies that own all of the Company’s remaining assets located in Puerto Rico (comprising approximately 3.5 million square feet of Company-owned gross leasable area) for $550 million in cash, subject to adjustment for certain closing pro-rations, allocations and adjustments.  The sale does not include any cash or restricted cash held by or on behalf of the limited liability companies at closing and the Sellers will retain the right to pursue and collect amounts from tenants relating to pre-closing periods (including amounts relating to pre-closing periods which have been deferred and are to be repaid by tenants sometime after the closing date).  Closing remains subject to customary conditions, including but not limited to delivery of estoppel letters from tenants, the accuracy of Sellers’ representations in all material respects and the absence of condemnation or casualty events exceeding $30 million in the aggregate. In connection with the expiry of the Purchaser’s general due diligence period, the Purchaser posted a deposit of $15 million with the escrow agent for the transaction, which deposit is nonrefundable (except in certain limited circumstances as set forth in the Puerto Rico Purchase Agreement) and will be credited to the Purchaser against the purchase price at closing.  Closing of the transaction is expected to occur by the end of the third quarter of 2021.  The Company anticipates utilizing a portion of the net proceeds from this transaction to repay the entire balance of the mortgage loan, as required under the mortgage agreement (Note 3).

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

RVI is an Ohio company formed in December 2017 that, as of June 30, 2021, owned and operated a portfolio of 17 assets, composed of eight continental U.S. assets and nine assets in Puerto Rico.  These properties consisted of retail shopping centers (including four enclosed malls) composed of 7.3 million square feet of Company-owned gross leasable area (“GLA”) and were located in eight states and Puerto Rico.  The Company’s continental U.S. properties and Puerto Rico properties comprised approximately 43% and 57%, respectively, of its total consolidated revenue for the six months ended June 30, 2021.  At June 30, 2021, the aggregate occupancy of the Company’s shopping center portfolio was 89.7%, and the average annualized base rent per occupied square foot was $16.26.

All of the Company’s properties serve as direct or indirect collateral for a mortgage loan which, as of June 30, 2021, had an aggregate principal balance of $214.5 million.   In connection with the Company’s separation from SITE Centers Corp. (“SITE Centers”) in 2018, SITE Centers retained 1,000 shares of RVI’s series A preferred stock having an aggregate dividend preference equal to $190 million, which amount may increase by up to an additional $10 million depending on the amount of aggregate gross proceeds generated by RVI asset sales (the “RVI Preferred Shares”).

EXECUTIVE SUMMARY

The Company continues its focus on realizing value in its portfolio through operations and sales of its assets.  The Company primarily intends to use net asset sale proceeds first to repay mortgage debt, second to make distributions on account of the RVI Preferred Shares, up to the preference amount, and third to make distributions to holders of the Company’s common shares.

From January 1, 2021 through July 30, 2021, the Company sold the following assets (in thousands):

Date Sold	Property Name	City, State	Total Owned GLA	Gross Sales Price
4/9/21	Marketplace of Brown Deer	Brown Deer, WI	405	$10,250
4/13/21	Noble Town Center	Jenkintown, PA	168	14,000
4/14/21	Plaza Vega Baja	Vega Baja, PR	185	4,500
4/21/21	Uptown Solon	Solon, OH	182	10,100
6/3/21	Señorial Plaza	Rio Piedras, PR	202	20,350
			1,142	$59,200

Transaction Update

On June 30, 2021, the Company and a wholly-owned subsidiary entered into a purchase and sale agreement to sell all of the Company’s interests in its remaining assets located in Puerto Rico (comprising approximately 3.5 million square feet of gross leasable area) for $550 million in cash, subject to adjustment for certain closing pro-rations, allocations and adjustments.  The general due diligence period has expired under this agreement and the closing is expected to occur by the end of the third quarter of 2021 subject to the satisfaction of various closing conditions.  The Company anticipates utilizing a portion of the net proceeds from this transaction to repay the entire balance of the mortgage loan, as required under the mortgage agreement.  See discussion below under “Liquidity, Capital Resources and Financing Activities – Dispositions.”

COVID-19

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it continues to spread throughout the United States and other countries across the world.  Beginning in mid-March 2020, federal, state and local governments took various actions to limit the spread of COVID-19, including ordering the temporary closure of non-essential businesses (which included many of the Company’s tenants) and imposing significant social distancing guidelines and restrictions on the continued operations of essential businesses and the reopening of non-essential businesses.  As of July 30, 2021, 100% of the Company’s tenants, based on average base rents, were open for business, up from a low of approximately 34% in early April 2020 due to the impact of the

COVID‑19 pandemic. Operating restrictions on many tenant businesses were lifted in the continental U.S. in the second quarter of 2021 and restrictions were lifted in Puerto Rico in July 2021.

The COVID-19 pandemic had a significant impact on the Company’s collection of rents from April 2020 through the end of 2020.  The Company’s collection rates have shown significant improvement in 2021 relative to 2020 levels.  A substantial majority of tenants, including tenants previously on the cash basis of accounting, are paying their monthly rent and are repaying deferred rents relating to prior periods.  Results for the second quarter of 2021 included $2.3 million of net revenue related to prior periods (including deferred rents), which was collected in the current period primarily from cash basis tenants.  At June 30, 2021, the Company had contractual accounts receivable outstanding of $1.0 million for tenants that are not accounted for on the cash basis.

Although rent collection levels continued to improve in the second quarter of 2021, collection levels remained below historical averages during the first half of 2021, and future rent collections may be negatively impacted by any surges in COVID-19 contagion, the discovery of new COVID-19 variants which are more infectious or resistant to COVID-19 vaccines or decreases in the effectiveness of such vaccines and any implementation of additional restrictions on tenant business as a result thereof. For a further discussion on the impact of the COVID-19 pandemic on the Company’s business, see “Liquidity, Capital Resources and Financing Activities” and “Economic Conditions” included in this section and Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Manager

The Company is party to an external management agreement (the “External Management Agreement”) with SITE Centers, which, together with various property management agreements, governs the fees, terms and conditions pursuant to which SITE Centers serves as the Company’s manager.  The Company does not have any employees.  In general, either the Company or SITE Centers may terminate these management agreements on December 31, 2021 or at the end of any six-month renewal period thereafter.

Pursuant to the External Management Agreement, the Company pays SITE Centers and certain of its subsidiaries a monthly asset management fee in an aggregate amount of 0.5% per annum of the gross asset value of the Company’s properties (determined on the immediately preceding June 30 or December 31 and calculated in accordance with the terms of the External Management Agreement).  The External Management Agreement also provides for the reimbursement of certain expenses incurred by SITE Centers in connection with the services it provides to the Company, along with the payment of transaction-based fees to SITE Centers in the event of any debt financings or change of control transactions.

Pursuant to the property management agreements, the Company pays SITE Centers and certain of its subsidiaries a monthly property management fee in an aggregate amount of 3.5% and 5.5% of the average gross monthly property revenue collected during the most recent second or fourth quarter in respect to the Company’s continental U.S. properties and the Puerto Rico properties, respectively.  In order to address the impact of the pandemic on the level of effort required to manage the portfolio and property management fees paid in the first half of 2021, the Company has agreed to pay an affiliate of SITE Centers a supplemental monthly fee during the six-month period ending June 30, 2021 (see Note 7, “Transactions with SITE Centers” of the Company’s consolidated financial statements included herein).  The property management agreements also provide for the payment to SITE Centers of certain leasing commissions and a disposition fee of 1% of the gross sales price of each asset sold by the Company.

2021 RESULTS OF OPERATIONS

Where used, references to “Comparable Portfolio Properties” reflect shopping center properties owned as of June 30, 2021.

Revenues from Operations (in thousands)

	Three Months
	Ended June 30,
	2021	2020	$ Change
Rental income	$41,857	$39,299	$2,558
Other income	54	(7)	61
Total revenues	$41,911	$39,292	$2,619

	Six Months
	Ended June 30,
	2021	2020	$ Change
Rental income(A)	$83,279	$89,629	$(6,350)
Other income	91	32	59
Total revenues (B)	$83,370	$89,661	$(6,291)
(A)	The following table summarizes the key components of the 2021 rental income as compared to 2020 (in thousands):

	Three Months
	Ended June 30,
Contractual Lease Payments	2021	2020	$ Change
Base and percentage rental income	$26,200	$33,498	$(7,298)
Recoveries from tenants	9,574	11,819	(2,245)
Uncollectible revenue	2,840	(6,820)	9,660
Ancillary rental income	1,455	783	672
Lease termination fees	1,788	19	1,769
Total contractual lease payments	$41,857	$39,299	$2,558

	Six Months
	Ended June 30,
Contractual Lease Payments	2021	2020	$ Change
Base and percentage rental income(1)	$55,195	$69,111	$(13,916)
Recoveries from tenants(2)	19,869	24,716	(4,847)
Uncollectible revenue(3)	3,078	(7,678)	10,756
Ancillary rental income	3,264	2,961	303
Lease termination fees	1,873	519	1,354
Total contractual lease payments	$83,279	$89,629	$(6,350)
(1)	The following tables present the statistics for the Company’s portfolio affecting base and percentage rental revenues:
	Shopping Center Portfolio June 30,
	2021	2020
Centers owned	17	25
Aggregate occupancy rate	89.7%	87.2%
Average annualized base rent per occupied square foot	$16.26	$16.14

	Continental U.S. June 30,		Puerto Rico June 30,
	2021	2020	2021	2020
Centers owned	8	13	9	12
Aggregate occupancy rate	87.7%	88.8%	91.8%	85.2%
Average annualized base rent per occupied square foot	$13.41	$13.60	$19.40	$19.80

For the six months ended June 30, 2021, the decrease in base and percentage rental income primarily was due to property dispositions.  The decrease in the continental U.S. occupancy rate primarily was due to the disposition of higher occupancy properties and a combination of tenant expirations and bankruptcies.  The increase in the occupancy rate for the Puerto Rico portfolio primarily was due to the disposition of two properties with lower occupancy rates.

(2)

Recoveries from Comparable Portfolio Properties were approximately 66.5% and 70.8% of reimbursable operating expenses and real estate taxes for the six months ended June 30, 2021 and 2020, respectively.  The overall decrease in the amount of recoveries from tenants related primarily to anchor renewal conversions to gross leases in Puerto Rico and the impact of the COVID-19 pandemic including both tenant expirations and bankruptcies in the continental U.S.

(3)

Primarily relates to the impact of the COVID-19 pandemic on rent collections, including the impact of lease modification accounting and tenants on the cash basis of accounting due to collectability concerns.  For the six months ended June 30, 2021, the net amount reported was income primarily due to rental income paid in 2021 from tenants on the cash basis of accounting, which related to amounts (including deferred rent) originally owed in 2020.

(B)	The changes in Total Revenues for the six months ended June 30, 2021, are composed of the following (in millions):
	Continental U.S.	Puerto Rico	Total
Comparable Portfolio Properties	$4.6	$5.1	$9.7
Disposition of shopping centers	(13.0)	(3.0)	(16.0)
	$(8.4)	$2.1	$(6.3)

Expenses from Operations (in thousands)

	Three Months
	Ended June 30,
	2021	2020	$ Change
Operating and maintenance	$9,169	$9,627	$(458)
Real estate taxes	3,757	5,483	(1,726)
Property and asset management fees	4,034	4,890	(856)
Impairment charges	79,050	10,910	68,140
General and administrative	1,258	924	334
Depreciation and amortization	11,204	14,211	(3,007)
	$108,472	$46,045	$62,427

	Six Months
	Ended June 30,
	2021	2020	$ Change
Operating and maintenance(A)	$18,776	$20,689	$(1,913)
Real estate taxes(B)	8,023	11,202	(3,179)
Property and asset management fees	8,069	9,766	(1,697)
Impairment charges(C)	81,060	26,820	54,240
General and administrative(D)	2,123	2,001	122
Depreciation and amortization(E)	24,562	30,681	(6,119)
	$142,613	$101,159	$41,454
(A)	The changes in Operating and Maintenance for the six months ended June 30, 2021, are composed of the following (in millions):
	Continental U.S.	Puerto Rico	Total
Comparable Portfolio Properties	$—	$1.3	$1.3
Disposition of shopping centers	(2.0)	(1.2)	(3.2)
	$(2.0)	$0.1	$(1.9)
(B)	The changes in Real Estate Taxes for the six months ended June 30, 2021, are composed of the following (in millions):
	Continental U.S.	Puerto Rico	Total
Comparable Portfolio Properties	$0.4	$(0.1)	$0.3
Disposition of shopping centers	(3.3)	(0.2)	(3.5)
	$(2.9)	$(0.3)	$(3.2)
(C)

The Company recorded impairment charges in 2021 and 2020 primarily related to shopping centers marketed for sale.  The impairments in the second quarter of 2021 were triggered by the change in hold period assumptions for the Puerto Rico assets.  The impairments in the first quarter of 2021 and 2020 primarily were triggered by indicative bids received and changes in market assumptions due to the disposition process.  Changes in holding periods or an asset’s expected future undiscounted cash flows due to changes in market or leasing conditions (including as result of the COVID-19 pandemic) each could result in the recognition of additional impairment charges. Impairment charges are presented in Note 6, “Impairment Charges,” to the Company’s consolidated financial statements included herein.
(D)	Primarily represents legal, audit, tax and compliance services and director compensation.
(E)	The disposition of shopping centers accounted for $4.9 million of the reduction in depreciation expense.

Other Income and Expenses (in thousands)

	Three Months
	Ended June 30,
	2021	2020	$ Change
Interest expense, net	$(3,437)	$(5,660)	$2,223
Debt extinguishment costs	(1,112)	(12)	(1,100)
Other income, net	197	—	197
Gain on disposition of real estate, net	1,420	10,958	(9,538)
Tax expense	(88)	(519)	431
	$(3,020)	$4,767	$(7,787)

	Six Months
	Ended June 30,
	2021	2020	$ Change
Interest expense, net(A)	$(7,428)	$(12,952)	$5,524
Debt extinguishment costs(B)	(1,242)	(3,977)	2,735
Other income, net	197	334	(137)
Gain on disposition of real estate, net(C)	1,541	13,632	(12,091)
Tax expense	(197)	(592)	395
	$(7,129)	$(3,555)	$(3,574)
(A)

At June 30, 2021 and 2020, the interest rate of the Company’s mortgage loan was 4.5% and 3.3% per annum, respectively.  The decrease in interest expense was primarily due to reductions in the amount of debt outstanding.

(B)

Debt extinguishment costs were incurred in both years in connection with the prepayment of the mortgage loan with asset sale proceeds primarily related to the non-cash write-off of unamortized deferred financing costs.

(C)	Related to the sale of five assets for the six months ended June 30, 2021.

Net Loss (in thousands)

	Three Months
	Ended June 30,
	2021	2020	$ Change
Net loss	$(69,581)	$(1,986)	$(67,595)

	Six Months
	Ended June 30,
	2021	2020	$ Change
Net loss	$(66,372)	$(15,053)	$(51,319)

The increase in net loss primarily was attributable to an increase in impairment charges in 2021, the impact of asset sales partially offset by a reduction in interest expense and debt extinguishment costs and rental income paid in 2021 by cash basis tenants, which related to amounts (including deferred rent) originally owed in 2020.

NON-GAAP FINANCIAL MEASURES

Funds from Operations and Operating Funds from Operations

Definition and Basis of Presentation

The Company believes that Funds from Operations, or FFO, and Operating FFO, both non-GAAP financial measures, provide additional and useful means to assess the financial performance of real estate investment trusts (“REITs”).  FFO and Operating FFO are frequently used by the real estate industry, as well as securities analysts, investors and other interested parties, to evaluate the performance of REITs.  The Company also believes that FFO and Operating FFO more appropriately measure the core operations of the Company and provide benchmarks to its peer group.

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

Reconciliation Presentation

FFO and Operating FFO were as follows (in thousands):

	Three Months
	Ended June 30,
	2021	2020	$ Change
FFO	$19,236	$12,159	$7,077
Operating FFO	20,151	12,171	7,980

	Six Months
	Ended June 30,
	2021	2020	$ Change
FFO	$37,675	$28,781	$8,894
Operating FFO	38,720	32,425	6,295

The increase in FFO primarily was due to the decrease in interest expense and debt extinguishment costs partially offset by the impact from the disposition of assets, as well as rental income paid in 2021 by cash basis tenants which related to amounts (including deferred rent) originally owed in 2020.  The change in Operating FFO primarily was due to the same factors impacting FFO, (except for the exclusion of debt extinguishments costs).

The Company’s reconciliation of net loss to FFO and Operating FFO is as follows (in thousands).  The Company provides no assurances that these charges and income adjusted in the calculation of Operating FFO are non-recurring.  These charges and income could reasonably be expected to recur in future results of operations.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Net loss	$(69,581)	$(1,986)	$(66,372)	$(15,053)
Depreciation and amortization of real estate investments	11,187	14,193	24,528	30,646
Impairment of real estate assets	79,050	10,910	81,060	26,820
Gain on disposition of real estate	(1,420)	(10,958)	(1,541)	(13,632)
FFO	19,236	12,159	37,675	28,781
Debt extinguishment and other expenses	915	12	1,045	3,644
Non-operating items, net	915	12	1,045	3,644
Operating FFO	$20,151	$12,171	$38,720	$32,425

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company requires capital to fund its operating expenses, capital expenditures and investment activities.  Absent the occurrence of an Amortization Period (as described below), the Company’s capital sources may include cash flow from operations, as well as availability under its Revolving Credit Agreement (as defined below).

Although the Company experienced a reduction in timely collections of rent and delays in the execution of its disposition strategy during 2020 as a result of the impacts of the COVID-19 pandemic, the Company witnessed significant improvement in rent collections and transaction markets during the first half of 2021 and believes that it has sufficient liquidity and capital resources to operate its business for at least the next twelve months.  At June 30, 2021, the Company had an unrestricted cash balance of $67.2 million, restricted cash on deposit with its mortgage lender of $59.0 million and $30.0 million of availability under its Revolving Credit Agreement (subject to satisfaction of applicable borrowing conditions). Debt outstanding was $214.5 million at June 30, 2021. The Company’s mortgage loan generally requires interest-only payments subject to maintenance of a minimum debt yield and has a maturity date of March 9, 2022 with two remaining one-year extensions at the Company’s option based on the satisfaction of certain conditions.  The Company anticipates utilizing a portion of the net proceeds from the pending sale of its Puerto Rico assets discussed below under “—Dispositions,” to repay the entire balance of the mortgage loan, as required under the mortgage agreement.  No assurance can be provided that this sale transaction will close or that the Company’s debt obligations, including the mortgage loan, will be repaid, extended or refinanced as currently anticipated. Apart from capital expenditures deemed advisable in connection with the maintenance and leasing of its properties, and the completion of restoration work in Puerto Rico, the Company does not anticipate any material capital projects or development spending during the remainder of 2021.

Mortgage Indebtedness

As of June 30, 2021, the aggregate principal amount of the mortgage loan was $214.5 million.  On March 9, 2021, the Company exercised its first one-year extension option under the loan agreement to extend the maturity date to March 9, 2022, subject to two remaining one-year extensions at the borrowers’ option conditioned upon, among other items, (i) an event of default shall not be continuing, (ii) in the case of the second one-year extension option (exercisable March 2022), in addition to (i) above, evidence that the Debt Yield (as defined and calculated in accordance with the loan agreement) equals or exceeds 13% and (iii) in the case of the third one-year extension option (exercisable March 2023), in addition to (i) above, evidence that the Debt Yield equals or exceeds 14% on the extension date.  The Debt Yield as of June 30, 2021, was 23.84%.

As of June 30, 2021, the interest rate applicable to the notes was equal to one-month LIBOR plus a weighted-average spread of 4.4% per annum, provided that such spread is subject to an increase of 0.25% per annum in connection with any exercise of the third extension option.  The borrowers are required to maintain an interest rate cap with respect to the principal amount of the notes having (i) during the initial two-year term of the loan, a LIBOR strike rate equal to 4.5%, (ii) during the initial one-year extension period, a LIBOR strike rate equal to 9.27% and (iii) with respect to any subsequent extension period, a LIBOR strike rate that would result in a debt service coverage ratio of 1.20x based on the Mortgaged Properties (as defined below).  Application of voluntary prepayments as described below will cause the weighted-average interest rate spread to increase over time as senior tranches of the mortgage debt are repaid first.  At June 30, 2021, the interest rate applicable to the mortgage loan was 4.5%.

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

The loan facility is structured as an interest-only loan throughout the initial two-year term and any exercised extension options.  As a result, so long as no Amortization Period (as described below) or event of default exists, any property cash flows available following payment of debt service and funding of certain required reserve accounts (including reserves for payment of real estate taxes, insurance premiums, ground rents, tenant improvements and capital expenditures) will be available to the borrowers to pay operating expenses and for other general corporate purposes.  An Amortization Period will be deemed to commence in the event the borrowers fail to achieve a Debt Yield of 10.0% at the end of any fiscal quarter.  The Debt Yield as of June 30, 2021, was 23.84%.  During the pendency of an Amortization Period, any property cash flows available following payment of debt service and the funding of certain reserve accounts (including the reserve accounts referenced above and additional reserves established for payment of approved operating expenses, SITE Centers management fees, certain public company costs, certain taxes and the minimum cash portion of required REIT distributions) shall be applied to the repayment of the notes.  During an Amortization Period, cash flow from the borrowers’ operations will be made available to the Company only to pay required REIT distributions in an amount equal to the minimum portion of required REIT distributions allowed by law to be paid in cash (currently 10% for distributions declared in 2020, otherwise limited to 20%), with the remainder of required REIT distributions during an Amortization Period likely to be paid in common shares of the Company.

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

Series A Preferred Stock

In connection with the Company’s separation from SITE Centers, the Company issued the RVI Preferred Shares to SITE Centers that are noncumulative and have no mandatory dividend rate.  The RVI Preferred Shares rank, with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company, senior in preference and priority to the Company’s common shares and any other class or series of the Company’s capital stock.  Subject to the requirement that the Company distribute to its common shareholders the minimum amount required to be distributed with respect to any taxable year in order for the Company to maintain its status as a REIT and to avoid U.S. federal income taxes, the RVI Preferred Shares will be entitled to a dividend preference for all dividends declared on the Company’s capital stock at any time up to a “preference amount” equal to $190 million in the aggregate, which amount may increase by up to an additional $10 million if the aggregate gross proceeds of the Company’s asset sales subsequent to July 1, 2018 exceed approximately $2.0 billion.  Notwithstanding the foregoing, the RVI Preferred Shares are entitled to receive dividends only when, as and if declared by the Company’s Board of Directors, and the Company’s ability to pay dividends is subject to any restrictions set forth in the terms of its indebtedness.  Upon payment to SITE Centers of aggregate dividends on the RVI Preferred Shares equaling the maximum preference amount of $200 million, the RVI Preferred Shares are required to be redeemed by the Company for $1.00 per share.

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

The Company may redeem the RVI Preferred Shares, or any part thereof, at any time at a price payable per share calculated by dividing the number of RVI Preferred Shares outstanding on the redemption date into the difference of (x) $200 million minus (y) the aggregate amount of dividends previously distributed on the RVI Preferred Shares to be redeemed.  As of July 30, 2021, no dividends have been paid on the RVI Preferred Shares.

Common Share Dividends

The Company’s 2020 dividend was paid on January 12, 2021, in a combination of cash and the Company’s common shares.  See Note 8, “Earnings Per Share,” of the Company’s consolidated financial statements included herein.

Distributions of Puerto Rico sourced net taxable income to Company shareholders are subject to a 10% Puerto Rico withholding tax.  In 2018, the Company entered into a closing agreement with the Puerto Rico Department of Treasury which provides that the Company will be exempt from Puerto Rico income taxes so long as it qualifies as a REIT in the U.S. and distributes at least 90% of its Puerto Rico net taxable income to its shareholders every year.  As such, in November 2020, the Company’s Board of Directors declared a dividend on its common shares on account of taxable income generated in Puerto Rico, which dividend was paid, subject to a 10% withholding tax, in January 2021.  The amount of this dividend is expected to exceed the amount of REIT taxable income generated by the Company in 2020.  Accordingly, federal income taxes were not incurred by the Company in 2020.

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

Any distributions the Company makes to its shareholders will be at the discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s actual and anticipated results of operations and liquidity, which will be affected by various factors, including the income from its portfolio, its operating expenses (including management fees and other obligations owing to SITE Centers), as well as gains and losses relating to the sale of assets, and the terms of the mortgage financing and the limitations set forth in the mortgage loan agreements.  Distributions will also be impacted by the pace and success of the Company’s property disposition strategy.  As a result of the terms of the mortgage financing, the Company anticipates that the majority of distributions of sales proceeds to be made to shareholders will not occur until after the mortgage loan has been repaid or refinanced.  Furthermore, subject to the Company’s ability to make distributions to the holders of the Company’s common shares in amounts necessary to maintain its status as a REIT and to avoid payment of U.S. federal income taxes, the RVI Preferred Shares will be entitled to a dividend preference for all dividends declared on the Company’s capital stock, at any time up to the preference amount of $190 million (which amount may increase by up to an additional $10 million if and to the extent aggregate gross proceeds generated from asset sales since the time of the Company’s separation from SITE Centers exceed approximately $2.0 billion).  Subsequent to the payment of dividends on the RVI Preferred Shares equaling the maximum preference amount of $200 million, the RVI Preferred Shares are required to be redeemed by the Company for an aggregate amount of $1.00 per share.  Due to the dividend preference of the RVI Preferred Shares, distributions of sales proceeds to holders of common shares are unlikely to occur until after aggregate dividends have been paid on the RVI Preferred Shares in an amount equal to the preference amount.  At this time, the Company cannot predict when or if it will declare dividends to the holders of RVI Preferred Shares and when or if such dividends, if paid, will equal the preference amount or the maximum preference amount.

Winding-up and Dissolution

As discussed below under “—Dispositions,” the Company has entered into an agreement to sell the remaining nine assets in Puerto Rico.  The general due diligence period has expired under this agreement and the closing of the transaction is expected to occur by the end of the third quarter of 2021.

In the event of the sale of all of the Company’s remaining assets, there are many factors that may affect the timing and amount of distributions to shareholders, including, among other things, the timing and amount received from the sale or other disposition of the Company’s assets, purchase price adjustments under sale agreements, and the amount of sale proceeds utilized to establish a reserve fund to satisfy projected expenses and known and unknown claims, which might arise during the winding-up and dissolution process.

In the event of the sale of all of the Company’s remaining assets, the Company will likely seek to file articles of dissolution with the Secretary of State of the State of Ohio shortly afterward. Pursuant to Ohio law, the Company would continue to exist for a period of five years following the filing of the articles of dissolution for the purpose of paying, satisfying and discharging any unknown or contingent claims or any debts or other obligations, collecting and distributing its assets, and doing all other acts required to liquidate and wind-up its business and affairs. Under Ohio law, if the Company makes distributions to its shareholders without making adequate provisions for payment of creditors’ claims, the Company’s shareholders could be liable to creditors to the extent of any payments due to creditors (up to the aggregate amount previously received by the shareholder from the Company). Therefore, the Company will likely establish a reserve fund with a portion of the proceeds from its final asset sales in order to satisfy and discharge expenses projected to be incurred, and any unknown or contingent claims, debts or obligations which might arise, during the five-year period subsequent to the filing of the articles of dissolution. As a result, although the Company would likely distribute a significant portion of proceeds from the sales of its final assets shortly after the consummation thereof, it is likely that the Company would not make a final distribution of proceeds  until such expenses and contingent claims are paid, resolved or fail to materialize, which could be several years following the date of such final sales.  It is also possible that the Company may make one or more interim distributions to shareholders from the reserve fund during the five-year dissolution period as specific expenses and contingent claims are satisfied, resolved or fail to materialize.

For example, contracts governing property dispositions typically allow the purchaser to true-up common area maintenance charges with the seller at the end of the year in which the disposition occurred and to make claims for breaches of representations and other provisions under the sale agreement for a period of nine to 12 months following the disposition, subject to a cap, which is typically 2% to 3% of the gross sales price.  The Company would also need to withhold amounts from sale proceeds to pay, among other items, fees to SITE Centers (including with respect to the administration of the wind-down and dissolution process), professional fees (accountants and law firms), insurance premiums and deductibles (including with respect to a tail policy for directors and officers), vendor expenses and costs to file withdrawals and dissolutions with respect to the Company’s subsidiaries. See “Risk Factors—Risks Related to the Company’s Common Shares—The Company May Establish a Reserve Fund with Proceeds of Its Final Asset Sales in Order to Satisfy Claims” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

In addition, the Company will likely seek to delist its shares from the New York Stock Exchange (the “NYSE”) on a voluntary basis shortly following the sale of its final assets in an effort to reduce its operating expenses and maximize its liquidating distributions. Under the rules of the NYSE, the NYSE also has discretionary authority to delist the Company’s common shares on an involuntary basis if the Company proceeds with a plan of dissolution, termination and liquidation. In addition, the NYSE may also commence delisting proceedings against the Company if (i) the average closing price of the Company’s common shares falls below $1.00 per share over a 30-day consecutive trading period, (ii) the Company’s average market capitalization falls below $15 million over a 30-day consecutive trading period or (iii) the Company loses its REIT qualification. If the common shares are delisted, shareholders may have difficulty trading their common shares on the secondary market.  See “Risk Factors—Risks Related to the Company’s Common Shares—If an Active Trading Market for the Company’s Common Shares Is Not Sustained, Ability to Sell Shares When Desired and the Prices Obtained Will Be Adversely Affected” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Through any winding-up and dissolution, the Company will be required to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), even if compliance with these reporting requirements is economically burdensome. In order to curtail expenses, the Company eventually may seek relief from the Securities and Exchange Commission (“SEC”) from the reporting requirements under the Exchange Act. The Company anticipates that, if such relief is granted, it would continue to file Current Reports on Form 8-K to disclose material events relating to its winding-up and dissolution, along with any other reports that the SEC might require, but would discontinue filing Quarterly Reports on Form 10-Q and would not be required to file audited financial statements.  The Company would continue to incur professional fees in connection with such delisting and deregistration processes, which would also affect the amounts available for distribution to shareholders in connection with the winding-up of the Company’s business and affairs.

Dispositions

For the six months ended June 30, 2021, the Company sold five shopping centers, in separate transactions, aggregating 1.1 million square feet, for an aggregate sales price of $59.2 million and net proceeds prior to debt repayment of $56.0 million.

The Company has entered into a Purchase and Sale Agreement, dated as of June 30, 2021 (the “Puerto Rico Purchase Agreement”), by and among the Company and RVT PR Mezz Borrower 1 LLC, a wholly-owned subsidiary of the Company (collectively, the “Sellers”), and Kildare Acquisitions US, LLC (the “Purchaser”). Pursuant to the Puerto Rico Purchase Agreement, the Sellers have agreed to sell to the Purchaser all of their interests in the limited liability companies that own all of the Company’s remaining assets located in Puerto Rico (comprising approximately 3.5 million square feet of Company-owned gross leasable area) for $550 million in cash, subject to adjustment for certain closing pro-rations, allocations and adjustments.  The sale does not include any cash or restricted cash held by or on behalf of the limited liability companies at closing and the Sellers will retain the right to pursue and collect amounts from tenants relating to pre-closing periods (including amounts relating to pre-closing periods, which have been deferred and are to be repaid by tenants sometime after the closing date).  Closing remains subject to customary conditions, including but not limited to delivery of estoppel letters from tenants, the accuracy of Sellers’ representations in all material respects and the absence of condemnation or casualty events exceeding $30 million in the aggregate. In connection with the expiry of the Purchaser’s general due diligence period, the Purchaser posted a deposit of $15 million with the escrow agent for the transaction, which deposit is nonrefunable (except in certain limited circumstances as set forth in the Puerto Rico Purchase Agreement) and will be credited to the Purchaser against the purchase price at closing.  Closing of the transaction is expected to occur by the end of the third quarter of 2021.

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	Six Months
	Ended June 30,
	2021	2020
Cash flow provided by operating activities	$47,609	$20,210
Cash flow provided by investing activities	49,948	154,399
Cash flow used for financing activities	(144,112)	(165,554)

Changes in cash flow compared to the prior comparable period are described as follows:

Operating Activities: Cash provided by operating activities increased $27.4 million primarily due to the following:

•	Timing and increase in cash collected from tenants;
•	Reduction of interest payments and
•	Decrease in operating income due to asset sales.

Investing Activities:  Cash provided by investing activities decreased $104.5 million primarily due to the following:

•	Decrease in proceeds from dispositions of real estate of $111.4 million and
•	Decrease in payments for real estate improvements of $7.0 million.

Financing Activities:  Cash used for financing activities decreased by $21.4 million primarily due to the following:

•	Decrease in debt repayments of $14.9 million and
•	Decrease in dividends paid of $6.6 million.

CAPITALIZATION

At June 30, 2021, the Company’s capitalization consisted of $214.5 million of mortgage debt, $190.0 million of RVI Preferred Shares and $459.0 million of market equity (market equity is defined as common shares outstanding multiplied by $21.75, the closing price of the Company’s common shares on the NYSE at June 30, 2021), resulting in a debt to total market capitalization ratio of 0.25 to 1.0, as compared to the ratio of 0.54 to 1.0 at June 30, 2020.  The closing price of the Company’s shares on the NYSE was $12.36 at June 30, 2020.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company had aggregate outstanding mortgage indebtedness of $214.5 million at June 30, 2021, with a maturity of March 2022, subject to two one-year extension options.  In addition, the Company has two long-term ground leases in which it is the lessee.  The Company anticipates utilizing a portion of the net proceeds from the pending sale of its Puerto Rico assets discussed Under “—Liquidity and Capital Resources—Dispositions” above to repay the entire balance of the of the mortgage loan, as required under the mortgage agreement in the third quarter of 2021.

The Company’s interest in Crossroads Plaza shopping center in Gulfport, Mississippi is subject to a ground lease with an expiration date of November 2033. The Company has one, 25-year option remaining which would extend the term to 2058 at fair market ground rent (as determined by an independent appraiser at the time of the option’s exercise).  A portion of the Company’s interest in Peach Street Marketplace shopping center in Erie Pennsylvania is subject to a ground lease with an expiration date of December 2022.  The Company has extension options which would extend the term to 2096.

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

Other Commitments

The Company has entered into agreements with general contractors related to its shopping centers having aggregate commitments of approximately $2.7 million at June 30, 2021.  These obligations, composed principally of construction contracts for the repair of the Puerto Rico properties, are generally due within 12 to 24 months, as the related construction costs are incurred, and are expected to be financed through operating cash flow.  These contracts typically can be changed or terminated without penalty.

The Company routinely enters into contracts for the maintenance of its properties.  These contracts typically can be canceled upon 30 to 60 days’ notice without penalty.  At June 30, 2021, the Company had purchase order obligations, typically payable within one year, aggregating approximately $1.4 million related to the maintenance of its properties and general and administrative expenses.

Hurricane Loss

In 2017, Hurricane Maria made landfall in Puerto Rico and the Company’s 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA, were significantly impacted.  As of June 30, 2021, the Company had expended approximately $126 million in connection with repairing property damage caused by the hurricane.  Included in restricted cash at June 30, 2021 are the remaining property damage settlement proceeds of $30.7 million along with other related hurricane reserves required by the mortgage lender of $6.5 million. The Company estimates that it will incur between $1 million and $2 million to complete its restoration efforts subject to the mortgage lender’s satisfaction that all necessary restoration work has been completed.  The Company anticipates that the repair and restoration work will be substantially complete in the third quarter of 2021, the timing of which has been delayed by the impact of the COVID-19 pandemic.  The timing and schedule of additional repair work to be completed are highly dependent upon any changes in the scope of work, and the availability of building materials, supplies and skilled labor. In addition, the timing of completing the remaining repair work could be delayed by any additional stay-at-home directives or temporary closures of non-essential businesses as a result of the impacts of the COVID-19 pandemic.

ECONOMIC CONDITIONS

Portfolio Composition and Retail Environment. Though leasing prospects are heavily dependent on local conditions, uncertainty and tenant concern around the COVID-19 pandemic caused a slow-down in lease activity from March 2020 through June 30, 2021.  The Company’s portfolio has a diversified tenant base, with only two tenants whose annualized rental revenue equals or exceeds 3% of the Company’s annualized revenues at June 30, 2021 (Walmart/Sam’s Club at 6.0% and PetSmart at 3.2%).  Other significant tenants include TJX Companies (T.J. Maxx, Marshalls and HomeGoods) and Best Buy.  All of these tenants have relatively strong financial positions, having outperformed other retail categories on a relative basis over time, and the Company believes they remain well capitalized. Historically, these tenants have provided a stable revenue base, and the Company believes that they will continue doing so going forward, given the long-term nature of these leases. Moreover, the majority of the tenants in the Company’s continental U.S. shopping centers provide day-to-day consumer necessities with a focus on value, convenience and service, which the Company believes will enable many of its tenants to succeed under a variety of economic conditions.  The Company recognizes the risks posed by current economic conditions but believes that the diversity of its properties and the credit quality of its tenant base should enable it to navigate through a potentially challenging economic environment.

The shopping center portfolio’s occupancy was 89.7% and 87.2% at June 30, 2021 and 2020, respectively.  The total portfolio average annualized base rent per occupied square foot was $16.26 at June 30, 2021, as compared to $16.14 at June 30, 2020.

At June 30, 2021, the Company owned nine assets on the island of Puerto Rico (including four enclosed malls) aggregating 3.5 million square feet, representing 48% of Company-owned GLA and approximately 57% of the Company’s total consolidated revenue and approximately 56% of the Company’s total consolidated revenue less operating expenses (i.e., net operating income) for the six months ended June 30, 2021.  The Company believes that the tenants at its Puerto Rico properties (many of which are high-quality continental U.S. retailers, such as Walmart/Sam’s Club and the TJX Companies (T.J. Maxx and Marshalls)) typically cater to the local consumer’s desire for value, convenience and day-to-day necessities.  However, new demand for space at the Puerto Rico properties has been more limited, especially with respect to big-box and national tenants as many of those tenants continue to evaluate their presence and operating plans on the Island.  Limited leasing demand may continue to put pressure on leasing spreads on both new leases and renewals as the Company seeks to prioritize occupancy over rental rate growth.  There is continued concern about the strength of the Puerto Rican economy, the ability of the government of Puerto Rico to meet its financial obligations and the impact of the territory’s ongoing bankruptcy and debt restructuring process on the economy of Puerto Rico, which may further adversely impact retail tenants’ interest in maintaining or expanding their operations in Puerto Rico.

The retail sector continues to be affected by increasing competition, including the impact of e-commerce.  These dynamics are expected to continue to lead to tenant bankruptcies, closures and store downsizing.  Some conventional department stores and national chains have announced bankruptcies, store closures and/or reduced expansion plans in recent years leading to a smaller overall number of tenants requiring large store formats. The loss of a tenant or downsizing of space can adversely affect the Company.  In addition to the impacts of increased competition, e-commerce and adverse conditions in Puerto Rico, beginning in March 2020, the retail sector in both the continental U.S. and Puerto Rico has been significantly impacted by the COVID-19 pandemic. Though the impact of the COVID-19 pandemic on tenant operations has varied by tenant category, local conditions and applicable government mandates, a significant number of the Company’s tenants have experienced a reduction in sales and foot traffic, and many tenants were forced to limit their operations or close their businesses for a period of time.  As of July 30, 2021, 100% of the Company’s tenants (based on average base rents) were open for business, up from a low of approximately 34% in early April 2020 related to the impact of the COVID-19 pandemic.  Tenant operations in Puerto Rico have been particularly impacted by local government mandates and operating restrictions.  These restrictions were lifted in July 2021, though the COVID-19 pandemic continues to pose challenges to tenant revenues and the overall leasing environment in Puerto Rico.

The COVID-19 pandemic had a significant impact on the Company’s collection of rents from April 2020 through the end of 2020.  The Company’s collection rates have shown significant improvement in the first half of 2021, relative to 2020 levels, and a substantial majority of the Company’s tenants, including cash basis tenants, are paying their monthly rent and repaying deferred rents relating to prior periods.  As of July 23, 2021, the Company’s quarterly rent payment rates for assets owned as of June 30, 2021, are as follows:

	Second Quarter 2020	Third Quarter 2020	Fourth Quarter 2020	First Quarter 2021	Second Quarter 2021
Continental U.S.	94%	98%	97%	99%	99%
Puerto Rico	81%	93%	93%	97%	97%

The Company calculates the aggregate percentage of rents paid for assets owned as of June 30, 2021 by comparing the amount of tenant payments received as of the date presented to the amount billed to tenants during the period.  The billed amount includes abated rents, rents subject to deferral arrangements and rents owing from bankrupt tenants that were in possession of the space and billed.  For purposes of reporting the percentage of aggregate base rents collected for a given period, when rents subject to deferral arrangements are later paid, those payments are allocated to the period in which the rent was originally owed.

The Company has reached satisfactory resolution with the majority of tenants that still owe unpaid rents as a result of disruptions to their business related to the COVID-19 pandemic.  These resolutions typically have taken the form of rent deferral arrangements and, in circumstances where tenants have agreed to extend lease terms or other material concessions, rent abatements (especially in Puerto Rico).  The majority of deferred amounts are scheduled to be repaid by the end of 2021.  The Company continues to evaluate its options with respect to tenants with which the Company has not reached satisfactory resolution of unpaid rents and has commenced collection actions against several tenants.  As of July 23, 2021, agreed-upon rent-deferral and abatement arrangements relating to 2020 and 2021 base rents that remain unpaid for assets owned as of June 30, 2021, represented the following percentages of aggregate quarterly base rents:

	Second Quarter 2020	Third Quarter 2020	Fourth Quarter 2020	First Quarter 2021	Second Quarter 2021
Continental U.S.	2%	0%	1%	0%	0%
Puerto Rico	6%	2%	1%	0%	0%

The Company is unable to forecast the duration of the disruption to tenant and Company operations caused by the COVID-19 pandemic or the ultimate level of collections of rents and other unpaid amounts owed by tenants that were deferred or unpaid during 2020.  However, the level and pace of collections of such deferred rents and other unresolved amounts exceeded management’s expectations during the first half of 2021, especially with respect to collections from tenants previously placed on the cash basis of accounting.  If new surges in contagion were to occur, or if new COVID-19 variants were to be discovered which are more infectious or resistant to vaccines, or if there are decreases in the effectiveness of such vaccines, the Company’s recent success in the collection of deferred rents and unresolved amounts could be adversely impacted and such developments could lead to new restrictions on tenant operations, nonpayment of contractual and previously deferred rents, additional tenant requests for rent relief and additional tenant closures and bankruptcies, all of which could adversely impact the Company’s results of operations in the future.  Certain tenant categories remain especially vulnerable to the impacts of the COVID-19 pandemic, including movie theaters, restaurants and entertainment.

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

The COVID-19 pandemic created uncertainty and delays with respect to the Company’s execution of the disposition portion of its business plan as many prospective purchasers suspended their acquisition activities during much of 2020 due to, among other factors, the uncertainty of tenant operations and the availability and terms of financing. The financing market has improved considerably in the first half of 2021 despite underwriting standards that remain tighter than pre-pandemic levels. It remains unclear, however, whether purchasers’ expectations with respect to economic returns from investments in retail real estate have been altered by the pandemic and the resulting changes to property cash flows. The Company is currently unable to quantify or predict the magnitude of the impact of the COVID-19 pandemic on the timing and pricing of disposition activity with respect to its remaining assts.

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

Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•

The Company may be unable to dispose of properties on favorable terms or at all, especially (i) in markets or regions experiencing deteriorating economic conditions, (ii) with respect to properties anchored by tenants experiencing financial challenges and (iii) during periods of diminished demand for commercial real estate assets, whether caused by public health crises, other social disruptions or otherwise.  In addition, real estate investments can be illiquid, particularly as prospective buyers may experience increased costs of financing or difficulties obtaining financing due to local, national or global conditions.  There can be no assurance sales of assets under contract will close on expected timeliness or at all;

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
•

The Company may not realize anticipated returns from its nine real estate assets located in Puerto Rico, which carry risks in addition to those it faces with its continental U.S. properties and operations;

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

The Company’s primary market risk exposure is interest rate risk.  At June 30, 2021 and December 31, 2020, the Company’s outstanding indebtedness was composed of all variable-rate debt.  At June 30, 2021, the Company’s carrying value of the variable-rate debt was $207.2 million and its fair value was $222.8 million.  At December 31, 2020, the Company’s carrying value of the variable-rate debt was $344.5 million and its fair value was $362.7 million.  If interest rates were to increase by 1.00%, or 100 basis-points, the fair value of the debt would be $222.6 million and $362.5 million at June 30, 2021 and December 31, 2020, respectively. The sensitivity to changes in interest rates of the Company’s variable-rate debt was determined using a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.  A 100 basis-point increase in short-term market interest rates on variable-rate debt at June 30, 2021, would result in an increase in interest expense of approximately $1.1 million for the six-month period ended June 30, 2021.

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

The Company intends to continually monitor and actively manage interest costs on any variable-rate debt portfolio and may enter into swap positions or interest rate caps.  Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of June 30, 2021, the Company had no other material exposure to market risk.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b), of the effectiveness of the Company’s disclosure controls and procedures.  Based on their evaluation as required, the CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2021, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of June 30, 2021, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

For the three months ended June 30, 2021, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.	RISK FACTORS

None.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1–30, 2021	—	$—	—	$—
May 1–31, 2021	1,620	18.02	—	—
June 1–30, 2021	—	—	—	—
Total	1,620	$18.02	—	$—

(1)

Consists of common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the issuance and vesting of equity grants to certain of its directors.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.EXHIBITS

3.1	Second Amended and Restated Articles of Incorporation, as amended by Amendment No. 1 to the Second Amended and Restated Articles of Incorporation[1]

3.2	Amended and Restated Code of Regulations, as amended by Amendment No. 1 to the Amended and Restated Code of Regulations[1]

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[1]

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[1]

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[1]

101.SCH	Inline XBRL Taxonomy Extension Schema Document [1]

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document [1]

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document [1]

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document [1]

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document [1]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL and included in Exhibit 101.
1	Submitted electronically herewith.
2	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i)  Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii)  Consolidated Statements of Operations and Other Comprehensive Loss for the Three and Six Months Ended June 30, 2021 and 2020, (iii) Consolidated Statements of Equity for the Three and Six Months Ended June 30, 2021 and 2020, (iv)  Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Retail Value Inc.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer (Authorized Officer)
Date: August 3, 2021