Form 10-Q
period 2021-09-30
Retail Value Inc.
filed 2021-11-03
CIK 1735184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, the registrant had 21,117,150 shares of common stock, $0.10 par value per share, outstanding.

Retail Value Inc.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED September 30, 2021

Retail Value Inc.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share amounts)

	September 30, 2021	December 31, 2020
Assets
Land	$10,442	$106,708
Buildings	99,141	421,401
Fixtures and tenant improvements	22,755	68,795
	132,338	596,904
Less: Accumulated depreciation	(67,377)	(253,565)
	64,961	343,339
Construction in progress	2,341	321
Total real estate assets, net	67,302	343,660
Cash and cash equivalents	460,949	56,849
Restricted cash	—	115,939
Accounts receivable	7,960	15,007
Other assets, net	9,063	15,219
Assets related to discontinued operations	—	649,202
Real estate assets and other assets held for sale	240,682	—
	$785,956	$1,195,876
Liabilities and Equity
Mortgage indebtedness, net	$—	$258,795
Accounts payable and other liabilities	17,433	25,848
Dividends payable	—	23,002
Liabilities related to discontinued operations	—	98,445
Liabilities held for sale	4,698	—
Total liabilities	22,131	406,090
Commitments and contingencies (Note 6)
Redeemable preferred equity	190,000	190,000
Retail Value Inc. shareholders' equity
Common shares, with par value, $0.10 stated value; 200,000,000 shares authorized; 21,117,748 and 19,829,498 shares issued at September 30, 2021 and December 31, 2020, respectively	2,112	1,983
Additional paid-in capital	740,517	721,234
Accumulated distributions in excess of net loss	(168,791)	(123,428)
Less: Common shares in treasury at cost: 598 and 234 shares at September 30, 2021 and December 31, 2020, respectively	(13)	(3)
Total equity	573,825	599,786
	$785,956	$1,195,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except per share amounts)

	Three Months
	Ended September 30,
	2021	2020
Revenues from operations:
Rental income	$14,659	$19,366
Other income (expense), net	(31)	33
	14,628	19,399
Rental operation expenses:
Operating and maintenance	1,922	2,403
Real estate taxes	2,661	4,091
Property and asset management fees	1,406	1,847
Impairment charges	1,573	16,640
General and administrative	874	860
Depreciation and amortization	4,439	6,538
	12,875	32,379
Other income (expense):
Interest expense, net	(2,039)	(4,109)
Debt extinguishment costs	(5,158)	(440)
Gain on disposition of real estate, net	37	8,324
	(7,160)	3,775
Loss before tax expense	(5,407)	(9,205)
Tax expense	(50)	(59)
Loss from continuing operations	(5,457)	(9,264)
Income (loss) from discontinued operations	26,466	(59,741)
Net income (loss)	$21,009	$(69,005)
Comprehensive income (loss)	$21,009	$(69,005)

Basic and diluted earnings per share data:
Loss from continuing operations	$(0.26)	$(0.47)
Income (loss) from discontinued operations	1.25	(3.01)
Net income (loss)	$0.99	$(3.48)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share amounts)

	Nine Months
	Ended September 30,
	2021	2020
Revenues from operations:
Rental income	$50,221	$63,374
Other income	38	31
	50,259	63,405
Rental operation expenses:
Operating and maintenance	6,485	8,947
Real estate taxes	8,562	12,878
Property and asset management fees	4,501	6,682
Impairment charges	1,573	43,460
General and administrative	2,997	2,861
Depreciation and amortization	16,127	22,729
	40,245	97,557
Other income (expense):
Interest expense, net	(7,897)	(14,797)
Debt extinguishment costs	(6,307)	(4,417)
Gain on disposition of real estate, net	1,882	21,956
	(12,322)	2,742
Loss before tax expense	(2,308)	(31,410)
Tax expense	(193)	(184)
Loss from continuing operations	(2,501)	(31,594)
Loss from discontinued operations	(42,862)	(52,464)
Net loss	$(45,363)	$(84,058)
Comprehensive loss	$(45,363)	$(84,058)

Basic and diluted earnings per share data:
Loss from continuing operations	$(0.12)	$(1.60)
Loss from discontinued operations	(2.04)	(2.65)
Net loss	$(2.16)	$(4.25)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands)

	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Loss	Treasury Stock at Cost	Total
Balance as of December 31, 2020	$1,983	$721,234	$(123,428)	$(3)	$599,786
Issuance of common shares related to stock dividend and stock plan	127	19,314	—	(26)	19,415
Net loss	—	—	(66,372)	—	(66,372)
Balance, June 30, 2021	2,110	740,548	(189,800)	(29)	552,829
Issuance of common shares related to stock dividend and stock plan	2	(31)	—	16	(13)
Net income	—	—	21,009	—	21,009
Balance, September 30, 2021	$2,112	$740,517	$(168,791)	$(13)	$573,825

	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Loss	Treasury Stock at Cost	Total
Balance as of December 31, 2019	$1,905	$692,871	$(6,857)	$(16)	$687,903
Issuance of common shares related to stock dividend and stock plan	77	28,022	—	—	28,099
Net loss	—	—	(15,053)	—	(15,053)
Balance, June 30, 2020	1,982	720,893	(21,910)	(16)	700,949
Issuance of common shares related to stock dividend and stock plan	1	425	—	13	439
Net loss	—	—	(69,005)	—	(69,005)
Balance, September 30, 2020	$1,983	$721,318	$(90,915)	$(3)	$632,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months
	Ended September 30,
	2021	2020
Cash flow from operating activities:
Net loss	$(45,363)	$(84,058)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Depreciation and amortization	32,630	44,478
Amortization and write-off of above- and below-market leases, net	(586)	(870)
Amortization and write-off of debt issuance costs	9,800	6,736
Gain on disposition of real estate, net	(25,687)	(21,956)
Impairment charges	82,633	104,615
Assumption of buildings due to ground lease terminations	(2,660)	—
Net change in accounts receivable	8,061	(5,765)
Net change in accounts payable and other liabilities	(4,722)	(6,353)
Net change in other operating assets	6,450	3,211
Total adjustments	105,919	124,096
Net cash flow provided by operating activities	60,556	40,038
Cash flow from investing activities:
Real estate improvements to operating real estate	(9,856)	(17,642)
Proceeds from disposition of real estate	596,118	246,479
Net cash flow provided by investing activities	586,262	228,837
Cash flow from financing activities:
Repayment of mortgage debt, including repayment costs	(354,202)	(185,408)
Payment of debt issuance costs	(74)	—
Dividends paid	(4,381)	(10,958)
Net cash flow used for financing activities	(358,657)	(196,366)

Net increase in cash, cash equivalents and restricted cash	288,161	72,509
Cash, cash equivalents and restricted cash, beginning of period	172,788	183,293
Cash, cash equivalents and restricted cash, end of period	$460,949	$255,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.	Nature of Business and Financial Statement Presentation

Nature of Business

Retail Value Inc. and its related consolidated real estate subsidiaries (collectively, the “Company” or “RVI”) were formed in December 2017 and owned and operated a portfolio of 48 retail shopping centers, comprised of 36 continental U.S. assets and 12 Puerto Rico assets, at the time of their separation from SITE Centers Corp. (“SITE Centers”) on July 1, 2018.  The Company focuses on realizing value in its business through operations and sales of its assets.  At September 30, 2021, RVI owned eight retail shopping centers, all of which were located in the continental U.S. comprising 3.8 million square feet of Company-owned gross leasable area (“GLA”) and located in eight states.  The Company sold two assets in Puerto Rico in the second quarter of 2021 and the remaining nine assets in Puerto Rico in the third quarter of 2021.  As such, the Company no longer has an operating segment in Puerto Rico.  A portion of the approximate $539 million in net proceeds received from the sale of Puerto Rico assets in the third quarter of 2021 was used to fully repay the outstanding balance of the Company’s mortgage loan of $214.5 million.  On October 1, 2021, the Company sold five continental U.S. assets, leaving three remaining assets.

In connection with the separation from SITE Centers, SITE Centers retained 1,000 shares of RVI’s Series A preferred stock (the “RVI Preferred Shares”) having an aggregate dividend preference equal to $190 million, which amount may increase by up to an additional $10 million depending on the amount of aggregate gross proceeds generated by RVI asset sales.  In October 2021, the Board of Directors of the Company authorized and the Company paid a dividend on the RVI Preferred Shares in the aggregate amount of $190.0 million.

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with U.S. GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements.  However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented.  The results of operations for the three and nine months ended September 30, 2021 and 2020, are not necessarily indicative of the results that may be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Nine Months
	Ended September 30,
	2021	2020
Accounts payable related to construction in progress (continuing operations)	$0.7	$0.2
Accounts payable related to construction in progress (discontinued operations)	—	3.0
Assumption of buildings due to ground lease terminations (discontinued operations)	2.7	—
Stock dividends	18.6	28.1
Note receivable related to disposition of shopping center	—	3.0

Impact of COVID-19 Pandemic on Revenue and Receivables

Beginning in March 2020, the retail sector within the continental U.S. and Puerto Rico was significantly impacted by the COVID-19 pandemic.  Though the impact of the COVID-19 pandemic on tenant operations varied by tenant category, local conditions and applicable government mandates, a significant number of the Company’s tenants experienced a reduction in sales and foot traffic, and many tenants were forced to limit their operations or close their businesses for a period of time, primarily in 2020.  The COVID‑19 pandemic also had a significant impact on the Company’s collection of rents from April 2020 through the end of 2020.  The Company engaged in discussions with most of its larger tenants that failed to satisfy all or a portion of their rent obligations and agreed to terms on rent-deferral arrangements (and, in a small number of cases, rent abatements) and other lease modifications with a significant number of such tenants.  As of September 30, 2021, $0.6 million remains outstanding under these deferral arrangements for tenants that are not accounted for on the cash basis.

During the three and nine months ended September 30, 2021, the Company recorded net uncollectible revenue that resulted in rental income of $1.4 million and $4.5 million, respectively, primarily due to net revenue related to prior periods (including rent deferrals) from tenants on the cash basis of accounting.  The aggregate amount of uncollectible revenue reported during the quarter primarily was due to the impact of the COVID-19 pandemic.

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

Income Taxes

The total net tax basis of the assets for federal income tax purposes at September 30, 2021 was approximately $467.1 million, of which $362.2 million related to assets held for sale.  Of the three remaining assets owned as October 1, 2021, two are owned by the Company’s taxable REIT subsidiary.

2.	Other Assets and Intangibles, net

Other Assets and Intangibles, net consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Intangible assets:
In-place leases, net	$1,687	$3,244
Above-market leases, net	—	410
Lease origination costs, net	194	487
Tenant relationships, net	1,402	3,802
Total intangible assets, net(A)	3,283	7,943
Operating lease ROU assets	1,108	1,509
Notes receivable(B)	3,000	3,000
Other assets:
Prepaid expenses	1,472	2,567
Other assets	200	200
Total other assets, net	$9,063	$15,219

Below-market leases, net (other liabilities)	$6,876	$10,064

(A)

The Company recorded amortization expense, including those classified within discontinued operations, related to its intangibles, excluding above- and below-market leases, of $0.3 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively and $1.0 million and $2.3 million for the nine months ended September 30, 2021 and 2020, respectively.

(B)	Maturity date is the earlier of September 2022 (subject to buyer’s option to exercise a six-month extension in certain circumstances) and the satisfaction of certain property leasing conditions.
3.	Discontinued Operations and Assets Held for Sale

Discontinued Operations

In the third quarter of 2021, the Company sold all of its interests in the limited liability companies that owned all of the Company’s remaining assets located in Puerto Rico (comprising approximately 3.5 million square feet of Company-owned GLA) for a gross sales price of $550.0 million.  The sale also included all of the Company’s interests in a consolidated joint venture that owned an undeveloped parcel of land adjacent to Plaza Isabela.  Net proceeds received at closing were approximately $539.0 million.

At July 1, 2018, the date of the Company’s spin-off from SITE Centers into a separate publicly traded company, the Company had 12 assets in Puerto Rico and had two reportable segments: continental U.S. and Puerto Rico.  The Company sold one asset in Puerto Rico in December 2020, two assets in the second quarter of 2021, and the remaining nine assets in the third quarter of 2021.  As a result, the sale of all the assets in Puerto Rico represents a strategic shift in the Company’s geographic concentration and business and as such, the Puerto Rico assets are reflected as discontinued operations for all periods presented.  Only Interest Expense, which was specifically identifiable to the Puerto Rico assets, is included in the computation of interest expense attributable to discontinued operations.

The following table presents the assets and liabilities associated with the Puerto Rico segment as follows (in thousands):

December 31, 2020
Assets
Land	$290,991
Buildings	610,485
Fixtures and tenant improvements	65,540
967,016
Less: Accumulated depreciation	(340,126)
626,890
Construction in progress	1,194
Total real estate assets, net	628,084
Accounts receivable	10,295
Other assets, net	10,823
Assets related to discontinued operations	$649,202

Liabilities
Mortgage indebtedness, net	$85,690
Accounts payable and other liabilities	12,755
Liabilities related to discontinued operations	$98,445

The operating results related to the Puerto Rico segment were as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Revenues from operations:
Rental income	$16,183	$20,598	$63,900	$66,219
Other income	(5)	19	17	53
	16,178	20,617	63,917	66,272
Rental operation expenses:
Operating and maintenance	4,824	7,168	19,037	21,313
Real estate taxes	686	1,227	2,808	3,642
Property and asset management fees	2,295	2,563	7,269	7,494
Impairment charges	—	61,155	81,060	61,155
Depreciation and amortization	3,629	7,259	16,503	21,749
	11,434	79,372	126,677	115,353
Other income (expense):
Interest expense, net	(485)	(1,066)	(2,055)	(3,330)
Debt extinguishment costs	(1,858)	—	(1,951)	—
Other income, net	—	107	197	441
Gain on disposition of real estate	24,109	—	23,805	—
	21,766	(959)	19,996	(2,889)
Income (loss) from discontinued operations before tax expense	26,510	(59,714)	(42,764)	(51,970)
Tax expense	(44)	(27)	(98)	(494)
Income (loss) from discontinued operations	$26,466	$(59,741)	$(42,862)	$(52,464)

The following table summarizes cash flow data related to discontinued operations for the nine months ending September 30, 2021 and 2020 (in thousands):

	Nine Months
	Ended September 30,
	2021	2020
Depreciation and amortization	$16,503	$21,749
Amortization and write-off of above- and below-market leases, net	210	237
Impairment charges	81,060	61,155
Assumption of buildings due to ground lease terminations	2,660	—
Real estate improvements to operating real estate	7,112	14,163

Assets Held For Sale

As of September 30, 2021, the Company had five assets (Great Northern Plazas, Maple Grove Crossing, Peach Street Marketplace, Seabrook Commons and Wrangleboro Consumer Square) classified as held for sale.  These assets were sold on October 1, 2021, for a gross sales price of $264.0 million.  The Company classifies properties as held for sale when executed contract contingencies have been satisfied, which signifies that the parties are fully obligated to consummate the sale transaction.  The net sale proceeds were approximately $242.4 million (Note 11).

The following table presents the assets and liabilities associated with the assets held for sale (in thousands):

September 30, 2021
Assets
Land	$87,245
Buildings	275,661
Fixtures and tenant improvements	30,102
393,008
Less: Accumulated depreciation	(157,940)
235,068
Construction in progress	104
Total real estate assets, net	235,172
Straight-line rents, net	1,806
Intangible assets, net	2,031
Operating lease ROU asset	239
Other assets	1,434
Assets associated with real estate assets held for sale	$240,682

Liabilities
Below-market leases, net	$1,172
Other liabilities	3,526
Liabilities associated with real estate assets held for sale	$4,698
4.	Indebtedness

Mortgage Indebtedness

In connection with the sale of the Company’s remaining Puerto Rico assets in the third quarter of 2021, the Company fully repaid the entire balance of its mortgage loan of $214.5 million.  Accordingly, the lender released all remaining collateral and restricted cash balances.  The Company had no mortgage debt outstanding at September 30, 2021.

Credit Agreement

The Company maintained a Credit Agreement (the “Revolving Credit Agreement”) with PNC Bank, National Association, as lender and administrative agent (“PNC”) that provided for borrowings of up to $30.0 million.  In February 2021, the scheduled facility termination date under the Revolving Credit Agreement was extended to February 2022.  In the third quarter of 2021, as a result of the repayment of the Company’s mortgage loan discussed above, the commitments of the lenders under the Revolving Credit Agreement were terminated in accordance with the terms of the agreement.  At the time of the facility’s termination, there were no amounts outstanding under the Revolving Credit Agreement.

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

Considerable judgment is necessary to develop estimated fair values of financial instruments.  Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The carrying amount of debt, including deferred financing costs, was $344.5 million and fair value of debt was $362.7 million at December 31, 2020.
6.	Commitments and Contingencies

Hurricane Loss

In 2017, Hurricane Maria made landfall in Puerto Rico.  At the time of the hurricane, the Company owned 12 assets in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA, which sustained varying degrees of damage.  In August 2019, the Company reached a settlement with its insurer with respect to the Company’s claims relating to the hurricane damage.  As of September 30, 2021, the Company no longer had any interests in the assets in Puerto Rico.

The remaining property damage settlement proceeds along with other related insurance claim escrows of $37.2 million, previously reflected in the Company’s consolidated balance sheets as Restricted Cash, were released to the Company in the third quarter of 2021 in connection with the full repayment of the mortgage loan.

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

Impairment charges were recorded on assets based on the difference between the carrying value of the assets and the estimated fair market value after the assets failed a step-one analysis that compared the sum of estimated future undiscounted cash flows to the assets’ carrying value.  In the third quarter of 2021, impairment charges recorded on three assets were triggered as the assets were classified as held for sale at September 30, 2021 (Note 3).  In the second quarter of 2021, the impairment charges recorded on four assets were triggered by a change in the hold period assumptions for the Puerto Rico portfolio.  The impairments recorded in the first quarter of 2021 and 2020 primarily were triggered by indicative bids received and changes in market assumptions due to the disposition process, as well as changes in projected cash flows.  The following table summarizes the impairment charges during the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Puerto Rico Assets	$—	$61.2	$81.1	$61.2
Continental U.S. Assets	—	16.6	—	43.4
Assets held for sale (Continental U.S.)	1.6	—	1.6	—
Total impairment charges	$1.6	$77.8	$82.7	$104.6

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

The following table presents information about the fair value of real estate that was impaired, and therefore, measured on a fair value basis, along with the related impairment charge, for the nine months ended September 30, 2021.  The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
September 30, 2021
Long-lived assets held and used	$—	$—	$324.5	$324.5	$81.1
Assets held for sale	—	—	142.9	142.9	1.6

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value for the nine months ended September 30, 2021 (in millions):

	Quantitative Information about Level 3 Fair Value Measurements
Description	Fair Value at September 30, 2021	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Long-lived assets held and used	$324.5	Indicative Bid (A)	Indicative Bid(A)	N/A	N/A
Assets held for sale	142.9	Indicative Bid (A)	Indicative Bid (A)	N/A	N/A

(A)

Fair value measurements based upon indicative bids were developed by third-party sources (including offers and comparable sales values), subject to SITE Centers’ corroboration for reasonableness.  The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated values.

8.	Transactions with SITE Centers

The following table presents fees and other amounts charged by SITE Centers (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Property management fees(A)	$2,081	$2,408	$6,609	$7,526
Asset management fees(B)	1,620	2,002	5,161	6,650
Leasing commissions(C)	306	288	1,701	1,992
Maintenance services and other(D)	214	339	866	1,021
Disposition fees(E)	5,500	856	6,092	2,622
Credit facility guaranty fees	60	60	60	60
Legal fees(F)	235	88	444	273
	$10,016	$6,041	$20,933	$20,144

(A)

Property management fees are generally calculated based on a percentage of tenant cash receipts collected during the three months immediately preceding the most recent June 30 or December 31.  For the first six months of 2021, includes the monthly supplemental fees discussed below.

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

Amounts payable to SITE Centers at September 30, 2021 were $0.1 million.

In October 2020, the Company entered into an Amended and Restated Agreement (the “Agreement”) with an affiliate of SITE Centers in order to address the impact of the COVID-19 pandemic on the level of effort required to manage the portfolio and the property management fees for the six-month period ending June 30, 2021.  Pursuant to the terms of the Company’s existing property management agreements with SITE Centers, property management fees are determined on each July 1 and January 1 based on gross property revenues received during the three-month period immediately preceding such determination date.  In order to offset the impact of reduced property collections during the three-month period preceding January 1, 2021 on the property management fee applicable to the first six months of 2021, the Agreement provided that beginning on January 1, 2021, the Company was to pay JDN Development Company (an affiliate of SITE Centers) a monthly supplemental fee in an amount equal to (i) the average monthly property management fee paid during 2019 with respect to the properties owned by the Company and its subsidiaries as of October 1, 2020 (which amount was $737,377) minus (ii) the monthly property management fee determined on January 1, 2021 for the first six months of 2021 in accordance with the existing property management agreements (which amount was $634,848).  This arrangement was only in effect through June 30, 2021 and was similar to the prior arrangement between the parties governing the payment of a monthly supplemental fee with respect to the last six months of 2020.

9.	Earnings Per Share

The following table provides the net income (loss) and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding, and “diluted” EPS (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Numerators – Basic and Diluted
Continuing Operations:
Loss from continuing operations attributable to common shareholders after allocation to participating securities	$(5,457)	$(9,264)	$(2,501)	$(31,594)
Discontinued Operations:
Income (loss) from discontinued operations after allocation to participating securities	26,466	(59,741)	(42,862)	(52,464)
Total	$21,009	$(69,005)	$(45,363)	$(84,058)

Denominators – Number of Shares
Basic and Diluted—Average shares outstanding	21,117	19,829	21,043	19,798

Basic and Diluted Earnings Per Share:
Loss from continuing operations	$(0.26)	$(0.47)	$(0.12)	$(1.60)
Income (loss) from discontinued operations	1.25	(3.01)	(2.04)	(2.65)
Total	$0.99	$(3.48)	$(2.16)	$(4.25)

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

Prior to the third quarter of 2021, the Company had two reportable operating segments: continental U.S. and Puerto Rico.  As a result of the sale of the remaining Puerto Rico assets, the Company no longer reports financial results for the Puerto Rico segment and instead reports the financial results of the Puerto Rico segment as discontinued operations for all periods presented (Note 3).
11.	Subsequent Events

On October 1, 2021, the Company sold all of its interests in Great Northern Plazas (North Olmsted, Ohio), Maple Grove Crossing (Maple Grove, Minnesota), Peach Street Marketplace (Erie, Pennsylvania), Seabrook Commons (Seabrook, New Hampshire) and Wrangleboro Consumer Square (Mays Landing, New Jersey) for $264.0 million in cash. Net proceeds received at closing were approximately $242.4 million excluding $4.4 million of escrows established at closing, which may be released to the Company in the event certain leasing activity is completed within 180 days of closing. The Company expects to record a gain of approximately $10 million in the fourth quarter of 2021 in connection with the sale of these assets, which includes the $4.4 million in escrows as completion of the leasing activity within 180 days is considered probable.

On October 1, 2021, the Board of Directors of the Company authorized a dividend on the RVI Preferred Shares in the aggregate amount of $190.0 million, which the Company paid on October 6, 2021.

On October 1, 2021, the Board of Directors of the Company declared a cash dividend of $22.04 per common share, which the Company paid on October 28, 2021.  This dividend was not subject to the Puerto Rico withholding tax of 10%.

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

RVI is an Ohio company formed in December 2017 that, as of September 30, 2021, owned and operated a portfolio of eight assets, all of which were located in the continental United States.  These properties consisted of retail shopping centers aggregating 3.8 million square feet of Company-owned gross leasable area (“GLA”) and were located in eight states.  At September 30, 2021, the aggregate occupancy of the Company’s shopping center portfolio was 88.3%, and the average annualized base rent per occupied square foot was $13.43.  The Company sold nine assets in Puerto Rico in the third quarter of 2021.  On October 1, 2021, the Company sold five continental U.S. assets aggregating 2.6 million square feet of Company-owned GLA, leaving three remaining assets.

In connection with asset sales consummated during the third quarter of 2021, the Company repaid the entire outstanding balance on its mortgage loan.  As a result of the repayment of the Company’s mortgage loan, the commitments of the lenders under the Revolving Credit Agreement (as defined below) were terminated during the third quarter of 2021 in accordance with the terms of the agreement.

In connection with the Company’s separation from SITE Centers Corp. (“SITE Centers”) in 2018, SITE Centers retained 1,000 shares of RVI’s Series A preferred stock having an aggregate dividend preference equal to $190 million, which amount may increase by up to an additional $10 million if the aggregate gross proceeds of the Company’s asset sales subsequent to July 1, 2018 exceed approximately $2.055 billion (the “RVI Preferred Shares”).  In October 2021, the Board of Directors of the Company authorized and the Company paid a dividend on the RVI Preferred Shares in the aggregate amount of $190.0 million.

EXECUTIVE SUMMARY

The Company continues its focus on realizing value in its portfolio through operations and sales of its assets.  The Company has generated gross asset sale proceeds since its spin-off in July 2018 of $1,818.5 million.  Net asset sale proceeds generated through October 1, 2021 were used to repay the Company’s mortgage loan, as well as make distributions to holders of the RVI Preferred Shares and the Company’s common shares.  See discussion below under “—Liquidity, Capital Resources and Financing Activities.”

From January 1, 2021 through October 29, 2021, the Company sold the following assets (in thousands):

Date Sold	Property Name	City, State	Total Owned GLA	Gross Sales Price
4/9/21	Marketplace of Brown Deer	Brown Deer, WI	405	$10,250
4/13/21	Noble Town Center	Jenkintown, PA	168	14,000
4/14/21	Plaza Vega Baja	Vega Baja, PR	185	4,500
4/21/21	Uptown Solon	Solon, OH	182	10,100
6/3/21	Señorial Plaza	Rio Piedras, PR	202	20,350
8/27/21	Puerto Rico Portfolio (9 assets)	Puerto Rico	3,538	550,000
10/1/21	Continental U.S. Portfolio (5 assets)	Various	2,623	264,000
			7,303	$873,200

Transaction Update

In the third quarter of 2021, the Company sold all of its interests in its nine remaining assets in Puerto Rico (the “Puerto Rico Disposition”) comprising approximately 3.5 million square feet of GLA for a gross sales price of $550.0 million.  The sale also included all of the Company’s interests in a consolidated joint venture that owned an undeveloped parcel of land adjacent to Plaza Isabela.  The gain recognized on the Puerto Rico Disposition was $24.1 million.  Net proceeds received at closing were approximately $539.0 million, of which $214.5 million was used to fully repay the outstanding balance of the Company’s mortgage loan.  Accordingly, all restricted cash previously controlled by the lender was released to the Company.

In addition, in October 2021, certain wholly-owned subsidiaries of the Company sold five assets in the continental U.S., including Great Northern Plazas (North Olmsted, Ohio), Maple Grove Crossing (Maple Grove, Minnesota), Peach Street Marketplace (Erie, Pennsylvania), Seabrook Commons (Seabrook, New Hampshire) and Wrangleboro Consumer Square (Mays Landing, New

Jersey) for a gross sale price of $264.0 million.  The Company expects to record a gain of approximately $10 million in the fourth quarter of 2021 in connection with the sale of these assets.

COVID-19

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it continues to spread throughout the United States and other countries across the world.  Beginning in mid-March 2020, federal, state and local governments took various actions to limit the spread of COVID-19, including ordering the temporary closure of non-essential businesses (which included many of the Company’s tenants) and imposing significant social distancing guidelines and restrictions on the continued operations of essential businesses and the reopening of non-essential businesses. As a result, the COVID-19 pandemic had a significant impact on the Company’s collection of rents from April 2020 through the end of 2020.  The Company provided rent deferral arrangements (and, in a small number of cases, rent abatements) to a significant number of tenants.  A majority of the amounts due from tenants on account of these deferral arrangements has been repaid.

Results for the three and nine months ended September 30, 2021, included $1.4 million and $4.5 million, respectively, of net revenue related to prior periods (including deferred rents), which was collected in the current period primarily from cash basis tenants.

Future rent collections may be negatively impacted by any surges in COVID-19 contagion, the discovery of new COVID-19 variants which are more infectious or resistant to COVID-19 vaccines, decreases in the effectiveness of such vaccines and any implementation of additional restrictions on tenant business as a result thereof. For a further discussion on the impact of the COVID‑19 pandemic on the Company’s business, see “Liquidity, Capital Resources and Financing Activities” and “Economic Conditions” included in this section and Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Pursuant to the property management agreements, the Company pays SITE Centers and certain of its subsidiaries a monthly property management fee in an aggregate amount of 3.5% and 5.5% of the average gross monthly property revenue collected during the most recent second or fourth quarter in respect to the Company’s continental U.S. properties and the Puerto Rico properties, respectively.  In order to address the impact of the pandemic on the level of effort required to manage the portfolio and property management fees paid in the first half of 2021, the Company agreed to pay an affiliate of SITE Centers a supplemental monthly fee during the six-month period ending June 30, 2021 (see Note 8, “Transactions with SITE Centers” of the Company’s consolidated financial statements included herein).  The property management agreements also provide for the payment to SITE Centers of certain leasing commissions and a disposition fee of 1% of the gross sales price of each asset sold by the Company.

2021 RESULTS OF OPERATIONS

Where used, references to “Comparable Portfolio Properties” reflect shopping center properties owned as of September 30, 2021 and also excluded held for sale assets as of September 30, 2021.

Revenues from Operations (in thousands)

	Three Months
	Ended September 30,
	2021	2020	$ Change
Rental income(A)	$14,659	$19,366	$(4,707)
Other income	(31)	33	(64)
Total revenues	$14,628	$19,399	$(4,771)

	Nine Months
	Ended September 30,
	2021	2020	$ Change
Rental income(A)	$50,221	$63,374	$(13,153)
Other income	38	31	7
Total revenues (B)	$50,259	$63,405	$(13,146)
(A)	The following tables summarize the key components of the 2021 rental income as compared to 2020 (in thousands):

	Three Months
	Ended September 30,
Contractual Lease Payments	2021	2020	$ Change
Base and percentage rental income	$10,676	$16,024	$(5,348)
Recoveries from tenants	3,671	5,402	(1,731)
Uncollectible revenue	29	(2,229)	2,258
Ancillary rental income	222	169	53
Lease termination fees	61	—	61
Total contractual lease payments	$14,659	$19,366	$(4,707)

	Nine Months
	Ended September 30,
Contractual Lease Payments	2021	2020	$ Change
Base and percentage rental income(1)	$34,347	$50,531	$(16,184)
Recoveries from tenants(2)	12,050	17,981	(5,931)
Uncollectible revenue(3)	3,173	(6,279)	9,452
Ancillary rental income	504	641	(137)
Lease termination fees	147	500	(353)
Total contractual lease payments	$50,221	$63,374	$(13,153)
(1)	The following tables present the statistics for the Company’s portfolio affecting base and percentage rental revenues:
	Shopping Center Portfolio September 30,
	2021	2020
Centers owned	8	23
Aggregate occupancy rate	88.3%	87.4%
Average annualized base rent per occupied square foot	$13.43	$16.21

	Continental U.S. September 30,		Puerto Rico September 30,
	2021	2020	2021	2020
Centers owned	8	11	—	12
Aggregate occupancy rate	88.3%	89.8%	—	85.0%
Average annualized base rent per occupied square foot	$13.43	$13.31	$—	$19.72

For the nine months ended September 30, 2021, the decrease in base and percentage rental income primarily was due to the impact of property dispositions.  The decrease in the continental U.S. occupancy rate primarily was due to the disposition of higher occupancy properties and a combination of tenant expirations and bankruptcies.

(2)

Recoveries from Comparable Portfolio Properties were approximately 74.6% and 81.1% of reimbursable operating expenses and real estate taxes for the nine months ended September 30, 2021 and 2020, respectively.

(3)

Primarily relates to the impact of the COVID-19 pandemic on rent collections, including the impact of lease modification accounting and tenants on the cash basis of accounting due to collectability concerns.  For the nine months ended

September 30, 2021, the net amount reported was income primarily due to rental income paid in 2021 from tenants on the cash basis of accounting, which related to amounts (including deferred rent) originally owed in 2020.

(B)

Continental U.S. assets sold prior to September 30, 2021 accounted for $18.9 million of the decrease in Total Revenues offset by rental income paid in 2021 which related to amounts originally owed in 2020.

Expenses from Operations (in thousands)

	Three Months
	Ended September 30,
	2021	2020	$ Change
Operating and maintenance	$1,922	$2,403	$(481)
Real estate taxes	2,661	4,091	(1,430)
Property and asset management fees	1,406	1,847	(441)
Impairment charges	1,573	16,640	(15,067)
General and administrative	874	860	14
Depreciation and amortization	4,439	6,538	(2,099)
	$12,875	$32,379	$(19,504)

	Nine Months
	Ended September 30,
	2021	2020	$ Change
Operating and maintenance(A)	$6,485	$8,947	$(2,462)
Real estate taxes(B)	8,562	12,878	(4,316)
Property and asset management fees	4,501	6,682	(2,181)
Impairment charges(C)	1,573	43,460	(41,887)
General and administrative(D)	2,997	2,861	136
Depreciation and amortization(E)	16,127	22,729	(6,602)
	$40,245	$97,557	$(57,312)
(A)	Continental U.S. assets sold prior to September 30, 2021 accounted for $2.7 million of the decrease in Operating and Maintenance.
(B)	Continental U.S. assets sold prior to September 30, 2021 accounted for $4.7 million of the decrease in Real Estate Taxes.
(C)

The Company recorded impairment charges in 2021 and 2020 primarily related to shopping centers marketed for sale.  The impairments in the third quarter of 2021 primarily were triggered for three of the assets classified as held for sale.  The impairments in the first quarter of 2021 and the first and third quarters of 2020 primarily were triggered by indicative bids received and changes in market assumptions due to the disposition process.  The impairments in the second quarter of 2021 were triggered by the change in hold period assumptions for the Puerto Rico assets and are reflected as discontinued operations.  Changes in holding periods or an asset’s expected future undiscounted cash flows due to changes in market or leasing conditions (including as result of the COVID-19 pandemic) each could result in the recognition of additional impairment charges.  Impairment charges are presented in Note 7, “Impairment Charges,” to the Company’s consolidated financial statements included herein.

(D)	Primarily represents legal, audit, tax and compliance services and director compensation.
(E)	Continental U.S. assets sold prior to September 30, 2021 accounted for $5.2 million of the decrease in depreciation expense.

Other Income and Expenses (in thousands)

	Three Months
	Ended September 30,
	2021	2020	$ Change
Interest expense, net	$(2,039)	$(4,109)	$2,070
Debt extinguishment costs	(5,158)	(440)	(4,718)
Gain on disposition of real estate, net	37	8,324	(8,287)
Tax expense	(50)	(59)	9
Income (loss) from discontinued operations	26,466	(59,741)	86,207
	$19,256	$(56,025)	$75,281

	Nine Months
	Ended September 30,
	2021	2020	$ Change
Interest expense, net(A)	$(7,897)	$(14,797)	$6,900
Debt extinguishment costs(B)	(6,307)	(4,417)	(1,890)
Gain on disposition of real estate, net(C)	1,882	21,956	(20,074)
Tax expense	(193)	(184)	(9)
Loss from discontinued operations(D)	(42,862)	(52,464)	9,602
	$(55,377)	$(49,906)	$(5,471)
(A)

At September 30, 2020, the interest rate of the Company’s mortgage loan was 3.4% per annum.  The decrease in interest expense was primarily due to reductions in the amount of debt outstanding. In connection with asset sales, the Company repaid all of the outstanding balance of its mortgage loan in the third quarter of 2021.

(B)

Debt extinguishment costs (primarily related to the non-cash write-off of unamortized deferred financing costs) were incurred in both years in connection with the prepayment of the mortgage loan with asset sale proceeds.

(C)	Related to the sale of three continental U.S. assets during the nine months ended September 30, 2021.
(D)

Related to the sale of the Puerto Rico segment presented in Note 3, “Discontinued Operations and Assets Held for Sale,” to the Company’s consolidated financial statements included herein.  Includes impairment charges in 2021 and 2020 of $81.1 million and $61.2 million, respectively.

Net Income (Loss) (in thousands)

	Three Months
	Ended September 30,
	2021	2020	$ Change
Net income (loss)	$21,009	$(69,005)	$90,014

	Nine Months
	Ended September 30,
	2021	2020	$ Change
Net loss	$(45,363)	$(84,058)	$38,695

The decrease in net loss primarily was attributable to a reduction of impairment charges and interest expense compared to the comparable period in 2020, an increase in gain on disposition of real estate in 2021 and rental income paid in 2021 by cash basis tenants, which related to amounts (including deferred rent) originally owed in 2020, partially offset by the impact from disposition of assets.

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

Reconciliation Presentation

FFO and Operating FFO were as follows (in thousands):

	Three Months
	Ended September 30,
	2021	2020	$ Change
FFO	$6,493	$14,246	$(7,753)
Operating FFO	13,509	14,579	(1,070)

	Nine Months
	Ended September 30,
	2021	2020	$ Change
FFO	$44,168	$43,028	$1,140
Operating FFO	52,229	47,004	5,225

The increase in FFO primarily was due to the decrease in interest expense, as well as rental income paid in 2021 by cash basis tenants which related to amounts (including deferred rent) originally owed in 2020 partially offset by the impact from the disposition of assets. The change in Operating FFO primarily was due to the same factors impacting FFO (except for the exclusion of debt extinguishments costs).

The Company’s reconciliation of net loss to FFO and Operating FFO is as follows (in thousands).  The Company provides no assurances that these charges and income adjusted in the calculation of Operating FFO are non-recurring.  These charges and income could reasonably be expected to recur in future results of operations.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$21,009	$(69,005)	$(45,363)	$(84,058)
Depreciation and amortization of real estate investments	8,057	13,780	32,585	44,427
Impairment of real estate assets	1,573	77,795	82,633	104,615
Gain on disposition of real estate	(24,146)	(8,324)	(25,687)	(21,956)
FFO	6,493	14,246	44,168	43,028
Debt extinguishment and other expenses	7,016	333	8,061	3,976
Operating FFO	$13,509	$14,579	$52,229	$47,004

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company requires capital to fund its operating expenses and capital expenditures.  The Company’s capital sources may include cash flow from operations and asset sales.  Although the Company experienced a reduction in timely collections of rent and delays in the execution of its disposition strategy during 2020 as a result of the impacts of the COVID-19 pandemic, the Company witnessed significant improvement in rent collections and transaction market activity during the first nine months of 2021, and believes that it has sufficient liquidity and capital resources to operate its business for at least the next twelve months.  The Company’s liquidity is reflected as follows (in millions):

September 30, 2021
Cash available	$460.9
October liquidity transactions:
Net proceeds from the sale of five continental U.S. assets on October 1, 2021	242.4
Payment of RVI Preferred Share dividend	(190.0)
Payment of RVI common share dividend ($22.04 per share)	(465.4)
$47.9

Apart from capital expenditures deemed advisable in connection with the maintenance and leasing of the remaining properties, the Company does not anticipate any material capital projects or development spending during the remainder of 2021 related to its three remaining assets.

Mortgage Indebtedness and Revolving Credit Agreement

As of June 30, 2021, the aggregate principal amount of the Company’s mortgage loan was $214.5 million and the interest rate applicable to the mortgage loan was 4.5% per annum.  In connection with the sale of the Company’s remaining Puerto Rico assets in August 2021, the Company fully repaid the entire outstanding balance of its mortgage loan and the lender released all remaining collateral balances.

The Company had a Credit Agreement (as amended, the “Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provided for borrowings of up to $30.0 million and had a scheduled termination date of February 9, 2022.  The Company’s obligations under the Revolving Credit Agreement were guaranteed by SITE Centers in favor of PNC.  In August 2021, as a result of the repayment of the Company’s mortgage loan, the commitments of the lenders under the Revolving Credit Agreement were terminated in accordance with the terms of the agreement.  At the time of the facility’s termination, there were no amounts outstanding under the Revolving Credit Agreement.

Series A Preferred Stock

In connection with the Company’s separation from SITE Centers in July 2018, the Company issued the RVI Preferred Shares to SITE Centers, which are noncumulative and have no mandatory dividend rate.  The RVI Preferred Shares rank, with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company, senior in preference and priority to the Company’s common shares and any other class or series of the Company’s capital stock.  The RVI Preferred Shares are entitled to a dividend preference for all dividends declared on the Company’s capital stock at any time up to a “preference amount” equal to $190 million in the aggregate, which amount may increase by up to an additional $10 million if the aggregate gross proceeds of the Company’s asset sales subsequent to July 1, 2018 exceed approximately $2.055 billion.  Upon payment to SITE Centers of aggregate dividends on the RVI Preferred Shares equaling the maximum preference amount of $200 million, the RVI Preferred Shares are required to be redeemed by the Company for $1.00 per share.  In October 2021, the Board of Directors of the Company authorized and the Company paid a dividend on the RVI Preferred Shares in the aggregate amount of $190.0 million. Aggregate gross proceeds of the Company’s asset sales from July 1, 2018 through October 29, 2021 were $1,818.5 million.

Common Share Dividends

The Board of Directors of the Company declared a cash dividend of $22.04 per common share, which the Company paid on October 28, 2021.  The Company’s 2020 dividend was paid on January 12, 2021, in a combination of cash and the Company’s common shares.  See Note 9, “Earnings Per Share,” of the Company’s consolidated financial statements included herein.

Distributions of Puerto Rico sourced net taxable income to Company shareholders are subject to a 10% Puerto Rico withholding tax.  In 2018, the Company entered into a closing agreement with the Puerto Rico Department of Treasury which provides that the Company will be exempt from Puerto Rico income taxes so long as it qualifies as a REIT in the U.S. and distributes at least 90% of its Puerto Rico net taxable income to its shareholders every year.  As such, in November 2020, the Company’s Board of Directors declared a dividend on its common shares on account of taxable income generated in Puerto Rico, which dividend was paid, subject to a 10% withholding tax, in January 2021.  The October 2021 common share dividend was on account of transactional activity and not taxable income generated in Puerto Rico and, therefore, it was not subject to the Puerto Rico withholding tax of 10%.  No federal income taxes were incurred by the Company in 2020 or are expected to be incurred in 2021.

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

To the extent that cash available for future distributions is less than the Company’s REIT taxable income or its taxable income generated in Puerto Rico, or if the Company determines it is advisable for other reasons, the Company may make a portion of its distributions in the form of common shares, and any such distribution of common shares may be taxable as a dividend to shareholders.  The Company may also distribute debt or other securities in the future, which also may be taxable as a dividend to shareholders.

Although the Company anticipates maintaining its REIT qualification for the 2021 taxable year, it may elect to surrender its REIT status for future taxable years in connection with the anticipated wind-down of its operations in the event the Company determines that the anticipated benefits to the Company and its shareholders of maintaining REIT qualification do not exceed the related compliance costs or if the nature of the Company’s remaining operations makes compliance with REIT requirements infeasible.

Any distributions the Company makes to its shareholders will be at the discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s actual and anticipated results of operations and liquidity, which will be affected by various factors, including the income from its portfolio, its operating expenses (including management fees and other obligations owing to SITE Centers), projected expenses and contingencies relating to the Company’s anticipated wind-down, as well as gains and losses relating to the sale of its remaining assets.  Distributions will also be impacted by the pace and success of the sale of the Company’s remaining properties. Furthermore, subject to the Company’s ability to make distributions to the holders of the Company’s common shares in amounts necessary to maintain its status as a REIT and to avoid payment of U.S. federal income taxes, the RVI Preferred Shares are entitled to a remaining preference amount of $10 million in the event gross sale proceeds generated from asset sales since the time of the Company’s separation from SITE Centers exceed approximately $2.055 billion. Subsequent to the payment of aggregate dividends on the RVI Preferred Shares totaling $200 million, the RVI Preferred Shares are required to be redeemed by the Company for $1.00 per share.

Winding-up and Dissolution

As the Company works to complete the sale of its three remaining assets, there are many factors that may affect the timing and amount of additional distributions to shareholders, including, among other things, the timing and amount received from the disposition of the remaining assets, purchase price adjustments under sale agreements, and the amount of current cash balances and sale proceeds utilized to establish a reserve fund to satisfy projected expenses and known and unknown claims which might arise during the anticipated winding-up and dissolution process.

In the event the Company is able to sell its remaining assets, the Company will likely seek to file articles of dissolution with the Secretary of State of the State of Ohio shortly afterward. Pursuant to Ohio law, the Company would continue to exist for a period of five years following the filing of the articles of dissolution for the purpose of paying, satisfying and discharging any unknown or contingent claims or any debts or other obligations, collecting and distributing its assets, and doing all other acts required to liquidate and wind-up its business and affairs. Under Ohio law, if the Company makes distributions to its shareholders without making adequate provisions for payment of creditors’ claims, the Company’s shareholders could be liable to creditors to the extent of any payments due to creditors (up to the aggregate amount previously received by the shareholder from the Company). Therefore, the Company will likely establish a reserve fund with a portion of the proceeds from its final asset sales in order to satisfy and discharge expenses projected to be incurred, and any unknown or contingent claims, debts or obligations which might arise, during the five-year period subsequent to the filing of the articles of dissolution. It is likely that the Company would not make a final distribution of reserve funds until such expenses and contingent claims are paid, resolved or fail to materialize, which could be several years following the date of such final sales.  It is also possible that the Company may make one or more interim distributions to shareholders from the reserve fund during the five-year dissolution period as specific expenses and contingent claims are satisfied, resolved or fail to materialize.

For example, contracts governing property dispositions typically allow the purchaser to true-up common area maintenance charges with the seller at the end of the year in which the disposition occurred and to make claims for breaches of representations and other provisions under the sale agreement for a period of nine to 12 months following the disposition, subject to a cap, which is typically 2% to 3% of the gross sales price.  Potential liability for most representations included in the sale agreements governing the Puerto Rico portfolio and the five-property continental U.S. portfolio expires on May 24, 2022 and June 28, 2022, respectively, and is capped at $15 million and $4 million, respectively.  As of October 29, 2021, potential liability for breaches of representations on the other recent asset sales is approximately $2.2 million in the aggregate.  The Company will also need to reserve amounts from sale proceeds to pay, among other items, fees to SITE Centers (including with respect to the administration of the wind-down and dissolution process), professional fees (accountants and law firms), insurance premiums and potential deductibles (including with respect to a tail insurance policy for directors and officers), vendor expenses and costs to resolve and streamline the Company’s subsidiaries and corporate structure.  The Company estimates that after all assets are sold, such wind‑down costs (excluding the payment of any claims for breaches of representations under sale agreements) could approximate between $7 million and $13 million.  See “Risk Factors—Risks Related to the Company’s Strategy—The Company May Establish a Reserve Fund with Proceeds of Its Final Asset Sales in Order to Satisfy Claims” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

In addition, the Company will likely seek to delist its shares from the New York Stock Exchange (the “NYSE”) on a voluntary basis either before or shortly after the sale of its final assets in an effort to reduce its operating expenses and maximize its liquidating distributions. Under the rules of the NYSE, the NYSE also has discretionary authority to delist the Company’s common shares on an involuntary basis if the Company proceeds with a plan of dissolution, termination and liquidation. In addition, the NYSE may also commence delisting proceedings against the Company if (i) the average closing price of the Company’s common shares falls below $1.00 per share over a 30 consecutive-day trading period, (ii) the Company’s average market capitalization falls below $15 million over a 30 consecutive-day trading period or (iii) the Company loses or terminates its REIT qualification. If the common shares are delisted, shareholders may have difficulty trading their common shares on the secondary market.  Delisting would also eliminate the requirement that the Company’s Board of Directors be comprised of a majority of independent directors.  See “Risk Factors—Risks Related to the Company’s Common Shares—If an Active Trading Market for the Company’s Common Shares Is Not Sustained, Ability to Sell Shares When Desired and the Prices Obtained Will Be Adversely Affected” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Through any winding-up and dissolution, the Company will be required to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), even if compliance with these reporting requirements is economically burdensome. In order to curtail expenses, the Company may seek relief from the Securities and Exchange Commission (“SEC”) from the reporting requirements under the Exchange Act. The Company anticipates that, if such relief is granted, it would continue to file Current Reports on Form 8-K to disclose material events relating to its winding-up and dissolution, along with any other reports that the SEC might require, but would discontinue filing Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K and would not be required to file audited financial statements.  The Company would continue to incur professional fees in connection with such delisting and deregistration processes, which would also affect the amounts available for distribution to shareholders in connection with the winding-up of the Company’s business and affairs.

Dispositions

In August 2021, the Company sold all of its interests in the limited liability companies that owned all of the Company’s remaining nine assets located in Puerto Rico (comprising approximately 3.5 million square feet of Company-owned GLA) for a gross sales price of $550.0 million.  The sale also included all of the Company’s interests in a consolidated joint venture that owned an undeveloped parcel of land adjacent to Plaza Isabela.  Net proceeds received at closing were approximately $539.0 million of which $214.5 million was used to fully repay the outstanding balance of the Company’s mortgage loan.  The sale did not include any cash or restricted cash held by or on behalf of the limited liability companies at closing and the Company retained the right to pursue and collect amounts from tenants relating to pre-closing periods (including amounts relating to pre-closing periods that were deferred and are to be repaid by tenants sometime after the closing date).  The gain recorded on the Puerto Rico Disposition was $24.1 million.

On October 1, 2021, the Company also sold all of its interests in Great Northern Plazas (North Olmsted, Ohio), Maple Grove Crossing (Maple Grove, Minnesota), Peach Street Marketplace (Erie, Pennsylvania), Seabrook Commons (Seabrook, New Hampshire) and Wrangleboro Consumer Square (Mays Landing, New Jersey) in one transaction for $264.0 million.  The Company retained the right to pursue and collect amounts from tenants relating to pre-closing periods (including amounts relating to pre-closing periods that were deferred and are to be repaid by tenants sometime after the closing date).  Net proceeds received at closing were approximately $242.4 million, excluding $4.4 million of escrows established at closing which may be released to the Company in the event certain leasing activity is completed within 180 days of closing.  The Company expects to record a gain of approximately $10 million in the fourth quarter of 2021 in connection with the sale of these assets.

In addition to the two portfolio transactions discussed above, for the nine months ended September 30, 2021, the Company sold five shopping centers, in separate transactions, aggregating 1.1 million square feet, for an aggregate gross sales price of $59.2 million.

The Company has entered into an agreement to sell Green Ridge Square, located in Grand Rapids, Michigan, for $23.3 million in cash, subject to adjustment for certain closing pro-rations, allocations, credits, closing costs and escrows. The general due diligence period has expired under the sale agreement and the closing of the transaction is expected to occur by the end of the fourth quarter of 2021.  Closing remains subject to customary conditions, including, but not limited to, delivery of estoppel letters from tenants, the accuracy of the Company’s representations in all material respects and the absence of material casualty or condemnation events.

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	Nine Months
	Ended September 30,
	2021	2020
Cash flow provided by operating activities	$60,556	$40,038
Cash flow provided by investing activities	586,262	228,837
Cash flow used for financing activities	(358,657)	(196,366)

Changes in cash flow compared to the prior comparable period are described as follows:

Operating Activities: Cash provided by operating activities increased $20.5 million primarily due to the following:

•	Timing and increase in cash collected from tenants;
•	Reduction of interest payments and
•	Decrease in operating income due to asset sales.

Investing Activities:  Cash provided by investing activities increased $357.4 million primarily due to the following:

•	Increase in proceeds from dispositions of real estate of $349.6 million and
•	Decrease in payments for real estate improvements of $7.8 million.

Financing Activities:  Cash used for financing activities increased by $162.3 million primarily due to the following:

•	Increase in debt repayments of $168.8 million and
•	Decrease in dividends paid of $6.6 million.

CAPITALIZATION

At September 30, 2021, the Company’s capitalization consisted of $190.0 million of RVI Preferred Shares and $556.0 million of market equity (market equity is defined as common shares outstanding multiplied by $26.33, the closing price of the Company’s common shares on the NYSE at September 30, 2021).  In October 2021, the Board of Directors of the Company authorized and the Company paid a dividend on the RVI Preferred Shares in the aggregate amount of $190.0 million and a dividend on the Company’s common shares in the aggregate amount of $465.4 million ($22.04 per common share).

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

In connection with asset sales in the third quarter of 2021, the Company repaid the entire balance of its mortgage loan. As of November 3, 2021, the Company has one long-term ground lease in which it is the lessee (Crossroads Plaza shopping center in Gulfport, Mississippi) with an expiration date of November 2033.  The ground lease includes one, 25-year option to extend the lease term upon its expiration at fair market ground rent (as determined by an independent appraiser at the time of the option’s exercise).

In connection with the sale of one asset, the Company agreed to complete certain repairs for approximately $0.9 million that are anticipated to be completed by December 31, 2021.

ECONOMIC CONDITIONS

Disposition Outlook. In addition to its goal of maximizing cash flow from property operations, the Company will seek to realize value through the sale of its remaining assets.

As of November 3, 2021, the Company owns interests in three remaining assets: Green Ridge Square located in Grand Rapids, Michigan; Crossroads Center located in Gulfport, Mississippi and Willowbrook Plaza located in Houston, Texas.  As discussed above under “—Liquidity, Capital Resources and Financing Activities—Dispositions,” the Company is under contract to sell Green Ridge Square for a gross sale price of $23.3 million and closing is expected to occur by the end of the fourth quarter of 2021.  The Company is actively working to sell Willowbrook Plaza, though no buyer has completed its due diligence investigation with respect to that property as of November 3, 2021.  As discussed above under “Contractual Obligations and Other Commitments,” the Company’s interest in Crossroads Center is subject to a ground lease which has an expiration date of November 2033 and one, 25-year renewal option. The Company is exploring the feasibility of negotiating an early extension or restructuring of the ground lease term with the owner of the fee interest prior to commencing efforts to market the Company’s interest in the property for sale. The Company is currently unable to predict the timing, pricing or success applicable to the sales of Willowbrook Plaza or Crossroads Center, particularly in light of the limited duration of the Company’s ground lease interest in Crossroads Center.

Portfolio Composition and Retail Environment. The Company’s portfolio has a diversified tenant base.  Moreover, the majority of the tenants provide day-to-day consumer necessities with a focus on value, convenience and service, which the Company believes will enable many of its tenants to succeed under a variety of economic conditions.  The retail sector continues to be affected by increasing competition.  These dynamics are expected to continue to lead to tenant bankruptcies, closures and store downsizing.  Some conventional department stores and national chains have announced bankruptcies, store closures and/or reduced expansion plans in recent years leading to a smaller overall number of tenants requiring large store formats. The loss of a tenant or downsizing of space can adversely affect the Company.

In addition to the impacts of increased competition and e-commerce, beginning in March 2020, the retail sector was significantly impacted by the COVID-19 pandemic. Though the impact of the COVID-19 pandemic on tenant operations varied by tenant category, local conditions and applicable government mandates, a significant number of the Company’s tenants experienced a reduction in sales and foot traffic, and many tenants were forced to limit their operations or close their businesses for a period of time.  The Company reached satisfactory resolution with the majority of tenants that failed to pay rents as a result of disruptions to their business related to the COVID-19 pandemic.  These resolutions typically took the form of rent deferral arrangements and, in circumstances where tenants agreed to extend lease terms or make other material concessions, rent abatements.  The majority of deferred amounts have been repaid as of September 30, 2021.

The Company is unable to forecast the duration of the disruption to tenant and Company operations caused by the COVID-19 pandemic.  Although the level and pace of tenant collections exceeded management’s expectations during the first nine months of 2021, the pandemic continues to pose risks to the Company and tenant operations.  If new surges in contagion occur, or if new COVID-19 variants are discovered which are more infectious or resistant to vaccines, or if there are decreases in the effectiveness of COVID-19 vaccines, the Company’s recent success in the collection of deferred rents and unresolved amounts could be adversely impacted and such developments could lead to new restrictions on tenant operations, nonpayment of contractual and previously deferred rents, additional tenant requests for rent relief and additional tenant closures and bankruptcies, all of which could adversely impact the Company’s results of operations and ability to sell its remaining assets in the future.  Certain tenant categories remain especially vulnerable to the impacts of the COVID-19 pandemic, including movie theaters, restaurants and entertainment.

For additional information regarding risks relating to the COVID-19 pandemic, and other relevant business uncertainties see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

FORWARD-LOOKING STATEMENTS

MD&A should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this report.  Historical results and percentage relationships set forth in the Company’s consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.  The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), both as amended, with respect to the Company’s expectations for future periods.  Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations.  Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.  For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements.  Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements.  Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements.  For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements.  See Item 1A. Risk Factors in the Company’s Annual Report on 10-K for the year ended December 31, 2020.  The impact of the COVID-19 pandemic may also exacerbate the risks discussed therein and herein, any of which could have a material effect on the Company.

Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•

The Company may be unable to dispose of its remaining properties on favorable terms or at all, especially (i) in markets or regions experiencing deteriorating economic conditions, (ii) with respect to properties anchored by tenants experiencing financial challenges, (iii) during periods of diminished demand for commercial real estate assets, whether caused by public health crises, other social disruptions or otherwise and (iv) where the Company’s interest in the property is subject to a ground lease.  In addition, real estate investments can be illiquid, particularly as prospective buyers may experience increased costs of financing or difficulties obtaining financing due to local, national or global conditions.  There can be no assurance sales of assets under contract will close on expected timelines or at all;

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

•	The Company relies on major tenants, which makes it vulnerable to changes in the business and financial condition of, or demand for its space by, such tenants;
•	The Company is subject to complex regulations related to its status as a REIT and could be adversely affected if it failed to qualify as a REIT;
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

In the third quarter of 2021, the Company utilized proceeds from asset sales to repay all of its outstanding indebtedness.  The Company’s primary market risk exposure was interest rate risk.  At December 31, 2020, the Company’s outstanding indebtedness was composed of all variable-rate debt with a carrying value of $344.5 million and fair value of $362.7 million.

The remaining proceeds from asset sales will be used for general corporate purposes, including distributions to holders of the Company’s common shares and, in the event aggregate gross proceeds from the Company’s asset sales subsequent to July 1, 2018 exceed approximately $2.055 billion, the RVI Preferred Shares.  The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of September 30, 2021, the Company had no other material exposure to market risk.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b), of the effectiveness of the Company’s disclosure controls and procedures.  Based on their evaluation as required, the CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2021, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of September 30, 2021, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

For the three months ended September 30, 2021, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.	RISK FACTORS

None.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1–31, 2021	598	$22.30	—	$—
August 1–31, 2021	—	—	—	—
September 1–30, 2021	—	—	—	—
Total	598	$22.30	—	$—

(1)

Consists of common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the issuance and vesting of equity grants to certain of its directors.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.EXHIBITS

10.1	Purchase Agreement, dated as of June 30, 2021, by and among Retail Value Inc. and RVT PR Mezz Borrower 1 LLC, as Sellers, and Kildare Acquisitions US, LLC, as Purchaser[1]

10.2	Amended and Restated Purchase Agreement, dated as of August 19, 2021, by and among certain subsidiaries of Retail Value Inc., as Sellers, and certain affiliates of Bridge 33 Capital, as Purchasers[2]

10.3	Amended and Restated Sixteenth Section Commercial Lease Contract dated July 28, 1998, by and between Harrison County Board of Education and Gulfport Retail Partners, L.P.[3]

10.4	First Amendment to Amended and Restated Sixteenth Section Commercial Lease Contract dated November 18, 2002, by and between Harrison County Board of Education and Gulfport Retail Partners, L.P.[3]

10.5	Assignment and Assumption of Ground Lease dated January 31, 2003, by and between Gulfport Retail Partners, L.P. and DDR Crossroads Center LLC[3]

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[3]

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[3]

32.1

Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002[3,4]

32.2

Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 20023, [4]

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[3]

101.SCH	Inline XBRL Taxonomy Extension Schema Document [3]

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document [3]

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document [3]

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document [3]

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document [3]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL and included in Exhibit 101.
1	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2021.
2	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2021.
3	Submitted electronically herewith.
4	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i)  Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii)  Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2021 and 2020, (iii) Consolidated Statements of Equity for the Three and Nine Months Ended September 30, 2021 and 2020, (iv)  Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Retail Value Inc.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer (Authorized Officer)
Date: November 3, 2021