Form 10-K
period 2021-12-31
Retail Value Inc.
filed 2022-02-25
CIK 1735184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2021, was $376.2 million.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

21,117,150 common shares outstanding as of February 18, 2022

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2022 Annual Meeting of Shareholders.

PART I

Item 1.	BUSINESS

General Development and Narrative Description of Business

Retail Value Inc. is an Ohio corporation (the “Company” or “RVI”) formed in December 2017 as a wholly-owned subsidiary of SITE Centers Corp. (“SITE Centers”).  On July 1, 2018, the date of the Company’s spin-off from SITE Centers into a separate publicly traded company, the Company owned 48 properties and had two reportable segments: continental U.S. and Puerto Rico.  As a result of the sale of the Company’s remaining Puerto Rico properties in August 2021, the Company no longer reports financial results for the Puerto Rico segment and instead reports the financial results of the Puerto Rico segment as discontinued operations for all periods presented.  At December 31, 2021, RVI owned one retail shopping center in Gulfport, Mississippi comprising 0.6 million square feet of Company-owned gross leasable area (“GLA”) which was 91.2% occupied. The Company refers to this property, Crossroads Center, as its “remaining property,” its “remaining real estate investment” or its “remaining real estate asset.”  The Company’s interest in this property is subject to a ground lease which has an expiration date in November 2033 and one, 25-year renewal option.

The Company remains focused on realizing value through the sale of its remaining property and the collection of its accounts receivable, the proceeds of which are expected to be used to fund a reserve account from which the Company will pay expenses and claims in connection with the winding up of its operations and make distributions to the Company’s common shareholders.  The Company is a Real Estate Investment Trust (“REIT”) that is externally managed and advised by one or more wholly-owned subsidiaries of SITE Centers (collectively with such wholly-owned subsidiaries, the “Manager”).  Prior to January 1, 2022, the Company, its subsidiaries and the Manager were parties to property management agreements pursuant to which the Manager provided property management and leasing services (the “Property Management Agreements”) and a corporate management agreement (the “External Management Agreement”) pursuant to which the Manager provided corporate management services to the Company.  The Company, its subsidiaries and the Manager have entered into a new External Management Agreement, effective January 1, 2022 (the “New Management Agreement”), which provides for property management, leasing services and disposition efforts for the Company’s remaining property and for corporate services in connection with the anticipated wind-up of the Company’s business.

Recent Developments

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included in Item 8 Financial Statements and Supplementary Data in Part II of this Annual Report on Form 10-K for the year ended December 31, 2021, for information on certain recent developments of the Company, which is incorporated herein by reference to such information.

COVID-19 Pandemic

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it continues to spread throughout the United States and other countries across the world.  Beginning in mid-March 2020, federal, state and local governments took various actions to limit the spread of COVID-19, including ordering the temporary closure of non-essential businesses (which included many of the Company’s tenants) and imposing significant social distancing guidelines and restrictions on the continued operations of essential businesses and the reopening of non-essential businesses.  The COVID-19 pandemic had a significant impact on the Company’s collection of rents and the pace of its disposition activity from April 2020 through December 2020. During the second half of 2020 and early 2021, the Manager worked with tenants to maximize the collection of unpaid 2020 rents by offering rent deferment on a case-by-case basis often in exchange for concessions, including tenant extensions of lease terms.

The level of tenant rent collections and the pace of disposition activity improved significantly in 2021 and the Company was able to complete the sale of 21 properties in 2021, including the entirety of its Puerto Rico portfolio, for an aggregate sales price of $933.6 million. The Company continues to focus on collecting its accounts receivable, selling its remaining property, making distributions of available cash to shareholders and winding up its operations, though these efforts remain subject to general economic conditions and other developments related to the COVID-19 pandemic.  As of February 18, 2022, disruptions caused by the Omicron variant had not had an adverse impact on the Company’s remaining operations, though the Company recognizes that plans to sell its remaining property, collect accounts receivable and wind up its business could be negatively impacted by additional surges in COVID-19 contagion, the emergence of new COVID-19 variants which are more infectious or resistant to existing vaccines, decreases in the effectiveness of such vaccines and any implementation of additional restrictions on tenant businesses as a result thereof.  For a further discussion of the impact of the COVID-19 pandemic on the Company’s business, see Item 1A. Risk Factors in Part I of this Annual Report on Form 10-K and “Disposition Outlook” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10‑K.

Competition

Numerous real estate companies and developers, private and public, compete with the Company for leasing space in shopping centers to tenants. The Company competes with other real estate companies and developers in terms of rental rate, property location, availability of other space and maintenance.

Insurance

The Company has comprehensive liability, casualty, flood, terrorism and rental loss insurance policies on its remaining property. The Company believes the policy specifications and insured limits are appropriate and adequate for the property given the relative risk of loss, the cost of the coverage and industry practice; however, the Company’s insurance coverage may not be sufficient to fully cover its losses. For additional information, see “Risks Related to the Company’s Business Operations and Its Remaining Property—The Location of the Company’s Remaining Property Makes It Vulnerable to Natural Disasters, Extreme Weather Conditions and Climate Change.  An Uninsured Loss or a Loss That Exceeds the Limits of the Company’s Insurance Policies Could Subject the Company to a Loss of Capital and Revenue” included in Item 1A. Risk Factors in Part I of this Annual Report on Form 10-K.

Governmental Regulations

The Company’s business is subject to numerous governmental regulations, including regulations relating to the ownership of real estate, environmental law, regulations governing REITs and others.  For additional information, see “Risks Related to the Company’s Business Operations and Its Remaining Property—The Company’s Current or Former Real Estate Investments May Entail Environmental Risks That Could Adversely Affect Its Results of Operations and Disposition Prospects” and “Risks Related to the Company’s Taxation as a REIT—If the Company Does Not Qualify as a REIT in Any Taxable Year, It Will Be Subject to U.S. Federal Income Tax as a Regular Corporation and Could Have Significant Tax Liability, Which May Have a Significant Adverse Consequence to the Value of the Company’s Common Shares” included in Item 1A. Risk Factors in Part I of this Annual Report on Form 10-K.

Compliance with Environmental Laws

As an owner of real estate, the Company is subject to various federal, state and local laws, ordinances and regulations. See the detailed discussion of these and other risks related to environmental matters in “Risks Related to the Company’s Business Operations and its Remaining Property—The Company’s Current or Former Real Estate Investments May Entail Environmental Risks That Could Adversely Affect Its Results of Operations and Disposition Prospects” included in Item 1A. Risk Factors in Part I of this Annual Report on Form 10-K.

Qualification as a Real Estate Investment Trust

As of December 31, 2021, the Company met the qualification requirements of a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  As a result, the Company will not be subject to federal income tax to the extent it meets certain requirements of the Code.  The Company may elect to surrender its REIT status for future taxable years in connection with the anticipated wind-up of its business in the event the Company determines that the anticipated benefits to the Company and its shareholders of maintaining REIT qualification do not exceed the related compliance costs or if the nature of the Company’s remaining operations makes compliance with REIT requirements impracticable.

Employees

The Company is managed by the Manager pursuant to the New Management Agreement. All of the Company’s executive officers are employees of the Manager or its affiliates. The Company does not have any employees.

Corporate Information

The Company is an Ohio corporation incorporated in 2017.  The Company’s principal executive offices are located at 3300 Enterprise Parkway, Beachwood, Ohio, 44122, and its telephone number is (216) 755-5500. The Company’s website is www.retailvalueinc.com.  The Company uses the Investors section of its website as a channel for routine distribution of important information, including press releases and financial information.  The information the Company posts to its website may be deemed to be material, and investors and others interested in the Company are encouraged to routinely monitor and review the information that the Company posts on its website in addition to following the Company’s press releases, Securities and Exchange Commission (“SEC”) filings and public conference calls and webcasts.  The Company posts filings made with the SEC to its website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including the Company’s annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, the Company’s proxy statements and any amendments to those reports or statements.  All such postings and filings are available on the Company’s website free of charge.  In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its website.  The SEC also maintains a website (https://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The content on, or accessible through, any website referred to in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, is not incorporated by reference into, and shall not be deemed part of, this Annual Report on Form 10-K unless expressly noted.

Information About the Company’s Executive Officers

The section below provides information regarding the Company’s executive officers as of February 18, 2022:

David R. Lukes, age 52, has served as President and Chief Executive Officer of the Company since February 2018, as a Director of the Company since April 2018, and as President, Chief Executive Officer and Director of SITE Centers since March 2017. Prior to joining SITE Centers, Mr. Lukes served as Chief Executive Officer of Equity One, Inc., an owner, developer and operator of shopping centers, from June 2014 until March 2017 and served as its Executive Vice President from May 2014 to June 2014. Prior to joining Equity One, Mr. Lukes also served as President and Chief Executive Officer of Sears Holding Corporation affiliate Seritage Realty Trust, a real estate company, from 2012 through April 2014 and as President and Chief Executive Officer of Olshan Properties, a privately owned real estate firm specializing in commercial real estate, from 2010 through 2012. From 2002 to 2010, Mr. Lukes served in various senior management positions at Kimco Realty Corporation, including serving as its Chief Operating Officer from 2008 to 2010. Mr. Lukes has also served as an Independent Director of Citycon Oyj, an owner and manager of shopping centers in the Nordic region listed on the Nasdaq Helsinki, since 2017.  Mr. Lukes holds a Bachelor of Environmental Design from Miami University, a Master of Architecture from the University of Pennsylvania and a Master of Science in real estate development from Columbia University.

Christa A. Vesy, age 51, has served as a Director of the Company since May 2021, as Chief Financial Officer, Chief Accounting Officer and Treasurer of the Company since November 2019, and as Executive Vice President and Chief Accounting Officer of the Company from February 2018 to November 2019.  Ms. Vesy has served as Executive Vice President and Chief Accounting Officer of SITE Centers since March 2012. From July 2016 to March 2017, Ms. Vesy also served as Interim Chief Financial Officer of SITE Centers. In these roles, Ms. Vesy oversees the property and corporate accounting, tax and financial reporting functions for SITE Centers.  Previously Ms. Vesy served as Senior Vice President and Chief Accounting Officer of SITE Centers from November 2006. Prior to joining SITE Centers, Ms. Vesy worked for The Lubrizol Corporation, where she served as manager of external financial reporting and then as controller for the lubricant additives business segment. Prior to joining Lubrizol, from 1993 to September 2004, Ms. Vesy held various positions with the Assurance and Business Advisory Services group of PricewaterhouseCoopers LLP, a registered public accounting firm, including Senior Manager from 1999 to September 2004. Ms. Vesy graduated with a Bachelor of Science in business administration from Miami University. Ms. Vesy is a certified public accountant (CPA) and member of the American Institute of Certified Public Accountants (AICPA).

Conor M. Fennerty, age 36, has served as Executive Vice President of the Company since November 2020, and as Executive Vice President, Chief Financial Officer and Treasurer of SITE Centers since November 2019.  From April 2017 to November 2019, Mr. Fennerty served as SITE Centers’ Senior Vice President of Capital Markets.  Prior to joining SITE Centers, Mr. Fennerty served as a Vice President and Senior Analyst at BlackRock, Inc., a global funds manager, from July 2014 to April 2017, an Analyst at Cohen & Steers Capital Management, a specialist asset manager focused on real assets, from May 2012 to July 2014, and prior to that, a member of the global investment research division of Goldman Sachs from May 2010 to May 2012.  Mr. Fennerty earned a Bachelor of Science in business administration with a major in finance from Georgetown University.

The Company’s Manager

The Company is externally managed and advised by the Manager pursuant to the New Management Agreement. The Company does not have any employees. Instead, pursuant to the terms of the New Management Agreement, the Manager provides the Company with its management team, including a chief executive officer, along with appropriate support personnel, in order to provide the management services to be provided by the Manager to the Company. Accordingly, each of the Company’s executive officers is an executive of SITE Centers.

SITE Centers, however, is not obligated to dedicate any of its executives or other personnel exclusively to the Company. In addition, neither SITE Centers nor its executives or other personnel, including its executive officers supplied to the Company, are obligated to dedicate any specific portion of its or their time to the Company. The New Management Agreement requires only that members of the Company’s management team devote such time as is necessary and appropriate, commensurate with the level of the Company’s activity. Nevertheless, the Company believes it benefits from the personnel, relationships and experience of SITE Centers’ executive team.

The Manager is at all times subject to the supervision and oversight of the Board of Directors and has only such functions, responsibilities and authority as are specified in the New Management Agreement.

For more information, see “Risk Related to the Company’s Relationship with SITE Centers and the Manager” included in Item 1A. Risk Factors in Part I of this Annual Report on Form 10-K and “Executive Summary—Manager” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10‑K.

Item 1A.	RISK FACTORS

Summary of Risk Factors

The following is a summary of material risks that could affect the Company’s business, financial condition, liquidity, cash flows and results of operations. The risks summarized below are discussed in greater detail in the risk factors that follow and are not the only risks the Company faces. The Company’s business operations could also be affected by additional factors that are not presently known to it or that the Company currently considers to be immaterial to its operations.  Investors should carefully consider each of the following risks and all of the other information contained in this Annual Report on Form 10-K. Some of these risks relate principally to the Company’s relationship with SITE Centers, while others relate principally to the Company’s strategy and the industry in which it operates or to the securities markets generally and ownership of the Company’s common shares. If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be negatively affected.

Risks Related to the Company’s Strategy

•	The Company may have difficulty selling its remaining real estate investment at an attractive price or at all.
•	The Company’s remaining real estate asset may be subject to impairment charges.
•	The Company expects to establish a reserve fund with proceeds of its final asset sales in order to satisfy claims.
•	The Company may adopt a plan of liquidation, which may have adverse tax and other consequences.
•	The Company’s Board of Directors and management may change the Company’s strategy without shareholder approval.

Risks Related to the Company’s Business Operations and Its Remaining Property

•

The economic performance and value of the Company’s remaining property depend on many factors, including the economic climate and local conditions, each of which could have an adverse impact on the ultimate level of distributions to shareholders.

•	E-commerce may continue to have an adverse impact on the Company’s tenants and business.
•	The COVID-19 pandemic had, and could continue to have, a significant impact on the Company, the execution of its strategy and its tenants’ businesses.
•	The Company relies on major tenants, making it vulnerable to changes in the business and financial condition of, or demand for its space by, such tenants.
•	The Company’s dependence on rental income may adversely affect its ability to make distributions to shareholders.
•	The Company’s expenses may remain constant or increase even if income from the Company’s remaining property decreases.
•

The location of the Company’s remaining property makes it vulnerable to natural disasters, extreme weather conditions and climate change.  An uninsured loss or a loss that exceeds the limits of the Company’s insurance policies could subject the Company to a loss of capital and revenue.

•	The Company’s current or former real estate investments may entail environmental risks that could adversely affect its results of operations and disposition prospects.
•	Violent crime, including terrorism and mass shootings, or civil unrest may adversely impact the value of the Company’s remaining property.

•	A disruption failure, or breach of the Company’s networks or systems, including as a result of cyber-attacks, could harm its business.

Risks Related to the Company’s Relationship with SITE Centers and the Manager

•

The Company is dependent on the Manager, SITE Centers and its key personnel who provide services to the Company, and the Company may not find a suitable replacement for the Manager if the New Management Agreement is terminated, or for key personnel if they leave SITE Centers or otherwise become unavailable to the Company.

•	The Company may have conflicts of interest with SITE Centers and the Manager.

Risks Related to the Company’s Common Shares

•

If an active trading market for the Company’s common shares is not sustained because the Company’s common shares are de-listed from the New York Stock Exchange (the “NYSE”) or otherwise, shareholders’ ability to sell shares when desired and the prices obtained will be adversely affected.

•	The Company cannot assure investors of the timing or amount of future distributions to shareholders.
•	The Company is an “Emerging Growth Company,” and it cannot be certain if the reduced disclosure requirements applicable to Emerging Growth Companies make its securities less attractive to investors.

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

Risks Related to the Company’s Taxation as a REIT

•

If the Company does not qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax as a regular corporation and could have significant tax liability, which may have a significant adverse consequence to the value of the Company’s common shares.

•	Dividends paid by REITs generally do not qualify for reduced tax rates.
•

Certain foreign shareholders may be subject to U.S. federal income tax on gain recognized on a disposition of the Company’s common shares if the Company does not qualify as a “domestically controlled” REIT.

General Risks Relating to Investments in the Company’s Securities

•	Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect the Company’s business.
•	The Company may be subject to litigation that could adversely affect its financial condition and amounts available for distribution to shareholders.

The risk factors summarized above are discussed in greater detail below.

Risks Related to the Company’s Strategy

The Company May Have Difficulty Selling Its Remaining Real Estate Investment at an Attractive Price or at All.

A key component of the Company’s business strategy is the sale of its remaining property and using the proceeds thereof to pay operating expenses and make distributions to shareholders. Real estate investments are relatively illiquid and, as a result, there can be no assurance that the Company will be able to sell its remaining property on favorable terms or at all. Moreover, real estate sales prices constantly fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers and financing, the perceived quality and dependability of income flows from tenants and a number of other factors, both local and national.

The Company’s interest in its remaining property, Crossroads Center, is subject to a ground lease which expires in November 2033 and has one, 25-year renewal option at the conclusion of its term.  As a result of the ground lease, the level of interest in the property, and purchasers’ ability to finance such acquisition, may be extremely limited, and the property’s sale price may be adversely impacted (if the Company is able to sell the property at all).  In addition, certain businesses remain particularly vulnerable to the impacts of the COVID-19 pandemic, including movie theaters, restaurants and entertainment uses.  Approximately 27% of the annualized base rent at Crossroads Center is owed by movie theater and restaurant tenants, which may further limit potential investors’ interest in the property.  The sale price of the Company’s remaining property may differ materially from the Company’s book value and from appraised values previously obtained for the asset and the Company may recognize a loss on such sale.

Given the unique nature of the Company’s remaining property, prices and capitalization rates obtained for properties previously sold by the Company may not be representative of the price and capitalization rate obtained in connection with the disposition of the Company’s remaining property, and it is possible that the Company’s remaining property will be sold at a cap rate significantly higher than what the Company achieved for the properties it has sold to date.

The Company cannot assure shareholders of the timing of the sale of the Company’s remaining property, the actual amount they will receive in distributions from the Company’s ongoing disposition strategy or when such distributions will be paid. The Board of Directors has discretion as to the timing of distributions of net sales proceeds and expects to retain a portion of proceeds from the sale of the Company’s remaining property in order to provide for known and unknown expenses and claims arising during the anticipated wind-up of the Company’s business. For more information see “Liquidity, Capital Resources and Financing Activities” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K.

The Company’s Remaining Real Estate Asset May Be Subject to Impairment Charges.

On a periodic basis, the Company assesses whether there are any indicators that the value of its remaining property may be impaired. A property’s value is impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In the Company’s estimate of projected cash flows, it considers factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. As the Company evaluates the potential sale of its remaining property, the undiscounted future cash flow considerations include the most likely course of action at the balance sheet date based on current plans, the intended hold period and available market information. The Company is required to make subjective assessments as to whether there are impairments in the value of its remaining real estate asset. These assessments have a direct impact on the Company’s earnings because recording an impairment charge results in an immediate negative adjustment to earnings. There can be no assurance that the Company will not take significant impairment charges in the future. Any future impairment would have a material adverse effect on the Company’s results of operations in the period in which the charge is taken.

The Company Expects to Establish a Reserve Fund with Proceeds of Its Final Asset Sales in Order to Satisfy Claims.

The Company will likely seek to file articles of dissolution with the Secretary of State of the State of Ohio sometime following the sale of the Company’s remaining property or at such time as it transfers its remaining assets, subject to its liabilities, into a liquidating entity.  Pursuant to Ohio law, the Company would continue to exist for a period of five years following the filing of the articles of dissolution for the purpose of paying, satisfying and discharging any debts or obligations, collecting and distributing its assets, and doing all other acts required to liquidate and wind up its business and affairs.  Under Ohio law, if the Company makes distributions to its shareholders without making adequate provisions for payment of creditors’ claims, the Company’s shareholders could be liable to creditors to the extent of any payments due to creditors (up to the aggregate amount previously received by the shareholder from the Company).  The Company does not expect to have access to third-party sources of capital during the course of the wind-up period in order to satisfy liabilities. Therefore, the Company will likely establish a reserve fund with a portion of the proceeds from its final property sales in order to satisfy and discharge any unknown or contingent claims, debts or obligations which might arise during the five-year wind-up period subsequent to the filing of the articles of dissolution.  Such obligations include fees owing to the Manager under the New Management Agreement, professional fees (including fees of accountants and law firms), insurance premiums and potential deductibles (including with respect to a tail insurance policy for directors and officers), vendor expenses, costs to resolve and streamline the Company’s subsidiaries and corporate structure and any claims arising under sale agreements for recently completed dispositions. As a result, it is likely that the Company would not distribute all proceeds from the sale of its final property until these known and contingent claims are satisfied or fail to materialize, which could be several years following the date of any final sale. For more information see “Liquidity, Capital Resources and Financing Activities” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K.

The Company May Adopt a Plan of Liquidation, Which May Have Adverse Tax and Other Consequences.

The Company’s Board of Directors may elect to adopt a formal plan of liquidation in the future to sell the Company’s remaining asset and to liquidate and dissolve the Company. The REIT provisions of the Code generally require that the Company distribute at least 90% of its REIT taxable income each year (determined without regard to the dividends paid deduction and excluding net capital gain) as a dividend to its shareholders. Liquidating distributions made pursuant to any plan of liquidation are expected to qualify for the dividends paid deduction, provided that they are made within 24 months of the adoption of such plan. In the event a plan of liquidation is adopted, conditions may arise that might prevent the Company from being able to liquidate within such 24-month period. For instance, it may not be possible to sell the Company’s remaining property during such period. In such event, rather than retain the property and risk losing its status as a REIT, the Company could elect, for tax purposes, to transfer its remaining assets and liabilities to a liquidating trust or, subject to the approval of its shareholders, convert to a limited liability company in order to meet the 24-month requirement.

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

The Company’s Board of Directors and Management May Change the Company’s Strategy Without Shareholder Approval.

The Company’s Board of Directors and management may change the Company’s strategy to dispose of its remaining property, distribute available proceeds (less amounts held in reserve to satisfy known and contingent claims) to shareholders and wind up the Company’s operations.  The Board of Directors and management may establish new strategies as deemed appropriate without a vote by the shareholders, and the Company may become a long-term real estate holder and begin to make acquisitions, particularly if it is unable to sell its remaining property on reasonable terms.  The results of decisions made by the Board of Directors and management could adversely affect the Company’s financial condition or results of operations, including its ability to distribute cash to shareholders or qualify as a REIT.

Risks Relating to the Company’s Business Operations and Its Remaining Property

The Economic Performance and Value of the Company’s Remaining Property Depend on Many Factors, Including the Economic Climate and Local Conditions, Each of Which Could Have an Adverse Impact on the Ultimate Level of Distributions to Shareholders.

The economic performance and value of the Company’s remaining real estate investment can be affected by many factors, including the following:

•	Changes in the national, regional, local and international economic climate, including as a result of the COVID-19 pandemic;
•	Local conditions, such as an oversupply of space or a reduction in demand for real estate in the area and population, demographic and employment trends;
•	The attractiveness of the property to tenants;
•	The increase in consumer purchases through the internet;
•	The Company’s ability to secure adequate management services to maintain its remaining property;
•	Increased operating costs, if these costs cannot be passed through to tenants and

•	The expense of periodically renovating, repairing and re-letting spaces.

Because the Company’s remaining investment consists of retail real estate, the Company’s performance is linked to general economic conditions in the retail market, including conditions that affect consumers’ purchasing behaviors and disposable income. The market for retail space has been and may continue to be adversely affected by the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, increases in consumer internet purchases, the amount of available retail space in the local market and any weakness in the national, regional or local economies. The Company’s performance is affected by its tenants’ results of operations, which are impacted by consumer preferences and macroeconomic factors that affect consumers’ ability to purchase goods and services. If the price of the goods and services offered by its tenants materially increases, including as a result of increases in taxes or tariffs resulting from, among other things, potential changes in the Code, the operating results and the financial condition of the Company’s tenants and demand for retail space could be adversely affected. To the extent that any of these conditions occur, they are likely to affect market rents for retail space. In addition, the Company may face challenges in the management and maintenance of its remaining property or incur increased operating costs, such as real estate taxes, insurance and utilities, that may make its remaining property unattractive to tenants. In addition, the Company’s remaining property competes with numerous shopping venues, including regional malls, outlet centers, other shopping centers and e-commerce, in attracting and retaining retailers. For those leases that renew, rental rates upon renewal may be lower than current rates. For those leases that do not renew, the Company may not be able to promptly re-lease the space on favorable terms or with reasonable capital investments. Such events may adversely affect the Company’s financial condition and operating results, its ability to sell its remaining property on attractive terms or at all and the ultimate level of distributions to be made to shareholders.

E-commerce May Continue to Have an Adverse Impact on the Company’s Tenants and Business.

E-commerce has been broadly embraced by the public, including throughout the COVID-19 pandemic, and growth in the e‑commerce share of overall consumer sales is likely to continue in the future.  Many of the Company’s tenants have been negatively impacted by increasing competition from internet retailers, and this trend could affect the way current and future tenants lease space. For example, the migration toward e-commerce has led many omni-channel retailers to reduce the number and size of their traditional “brick and mortar” locations, use such locations for curbside pickup of items ordered online and increasingly rely on e-commerce and alternative distribution channels. The COVID-19 pandemic has likely accelerated many of these trends.  The Company cannot predict with certainty how growth in e-commerce will impact the demand for space at its remaining property or how much revenue will be generated at traditional store locations in the future. If the Company is unable to anticipate and respond promptly to trends in retailer and consumer behavior, or if demand for traditional retail space significantly decreases, the occupancy level and operating results at the Company’s remaining property could be materially and adversely affected.

The COVID-19 Pandemic Had, and Could Continue to Have, a Significant Impact on the Company, the Execution of Its Strategy and Its Tenants’ Businesses.

The Company’s business and the businesses of its tenants were significantly impacted by the COVID-19 pandemic and the public perception of and reaction to the related risks. Beginning in March 2020, the COVID-19 pandemic resulted in the closure of many tenant businesses and substantially reduced foot traffic at open tenant businesses as a result of social distancing restrictions. Beginning in April 2020, a significant number of tenants failed to pay some or all of their monthly rent obligations, and the Company agreed to defer a significant portion of these unpaid tenant rent obligations until 2021 and beyond.  The majority of deferred amounts have been repaid by tenants as of December 31, 2021.  Subject to the terms of the specific sale agreements, the Company continues to pursue and collect unpaid rents from tenants at several properties sold in recent years.

The Company is unable to forecast the duration of the disruption to tenant and Company operations caused by the COVID-19 pandemic.  Although the level and pace of tenant collections (including the payment of deferred rents) exceeded management’s expectations during 2021, the pandemic continues to pose risks to the Company and tenant operations.  If new surges in contagion occur, or if new COVID-19 variants emerge that are more infectious or resistant to existing vaccines, or if there are decreases in the effectiveness of existing vaccines, the Company’s recent success in the collection of deferred rents and unresolved amounts could be adversely impacted and such developments could lead to new restrictions on tenant operations, nonpayment of contractual and previously deferred rents, additional tenant requests for rent relief and additional tenant closures and bankruptcies, all of which could adversely impact the Company’s results of operations and ability to sell its remaining property.  Certain tenant categories remain especially vulnerable to the impacts of the COVID-19 pandemic, including movie theaters, restaurants and entertainment.

The impact of the COVID-19 pandemic could also exacerbate the other risks described herein.  Any of the foregoing risks, or related risks that the Company is unable to predict due to changing circumstances relating to the impacts of the COVID-19 pandemic, could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company Relies on Major Tenants, Making It Vulnerable to Changes in the Business and Financial Condition of, or Demand for Its Space by, Such Tenants.

The retail shopping sector has been affected by economic conditions, including increases in consumer internet purchases, as well as the competitive nature of the retail business and the competition for market share where stronger retailers have out-positioned some of the weaker retailers. In many cases, these shifts have resulted in weaker retailers losing market share and, in some cases, declaring bankruptcy and/or closing stores.  In some cases, major tenants may declare bankruptcy or might take advantage of early termination of leases in connection with a plan to close stores. Bankruptcies, store closures and reduced expansion plans by conventional department stores and national chains in recent years have resulted in a smaller overall number of tenants requiring large store formats.  The COVID-19 pandemic also accelerated some of these trends and certain businesses remain especially vulnerable to the impacts of the COVID-19 pandemic, including movie theaters and restaurants.

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

The Company’s Dependence on Rental Income May Adversely Affect Its Ability to Make Distributions to Shareholders.

Substantially all of the Company’s operating income is derived from rental income at the Company’s remaining property. As a result, the Company’s operating performance depends on its ability to collect rent from tenants. The Company’s ability to sell its remaining property and the funds ultimately available for distribution to shareholders would be negatively affected if a significant number of its tenants, or any of its major tenants, were to do the following:

•	Experience a downturn in their business that significantly weakens their ability to meet their obligations to the Company;
•	Delay lease commencements;
•	Decline to extend or renew leases upon expiration;
•	Fail to make rental payments when due or
•	Close stores or declare bankruptcy.

Any of these actions could result in the termination of tenants’ leases and the loss of rental income attributable to the terminated leases.  Lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises may also permit other tenants in the same shopping centers to terminate their leases or reduce the amount of rent they pay pursuant to the terms of their leases, which could decrease the price at which the Company is able to sell its remaining property (if it can sell it at all).  In addition, the Company cannot be certain that any tenant whose lease expires will renew that lease or that the Company will be able to re-lease space on economically advantageous terms.  The loss of rental revenues from major tenants and the inability to replace such tenants may adversely affect the Company’s profitability and its ability to sell its remaining property on attractive terms (or at all) and make distributions to shareholders.

The Company’s Expenses May Remain Constant or Increase Even if Income from the Company’s Remaining Property Decreases.

Costs associated with the Company’s business, such as common area expenses, utilities, insurance, real estate taxes and corporate expenses, are relatively inflexible and generally do not decrease in the event that a property is not fully occupied, rental rates decrease, a tenant fails to pay rent or other circumstances cause the Company’s revenues to decrease.  In addition, inflation could result in higher operating costs.  If the Company is unable to lower its operating costs when revenues decline and/or is unable to pass along cost increases to tenants, the Company’s cash flows, profitability and ability to make distributions to shareholders could be adversely impacted and potential purchasers of the Company’s remaining property may find it less attractive.

The Location of the Company’s Remaining Property Makes It Vulnerable to Natural Disasters, Extreme Weather Conditions and Climate Change. An Uninsured Loss or a Loss That Exceeds the Limits of the Company’s Insurance Policies Could Subject the Company to a Loss of Capital and Revenue.

The Company’s remaining property, Crossroads Center in Gulfport, Mississippi, an area that is susceptible to tropical storms, hurricanes, sea-level rise and other natural disasters. Extreme weather events and natural disasters in recent years have adversely impacted the insurance marketplace.  The Company’s insurance premiums have increased in recent years and the potential increase in the frequency and intensity of natural disasters, extreme weather-related events and climate change in the future may further limit the types of coverage and the coverage limits the Company is able to obtain on commercially reasonable terms.  These natural disasters and extreme weather conditions may also disrupt the business of the Company’s tenants, which may affect the ability of some tenants to pay rent and may reduce the willingness of tenants to remain in or expand into areas affected by these conditions.  The process of repairing and restoring properties impacted by these events may also hinder or delay the Company’s ability to sell its remaining property even if the Company is adequately insured with respect to the damage.

The Company maintains (i) all-risk property insurance for Crossroads Center with limits of $150 million per occurrence and (ii) general liability insurance with limits of $105 million, per occurrence, in each case subject to various conditions, exclusions, deductibles and sub-limits for certain perils such as flood and earthquake. Coverage for a named windstorm and hail and/or tornado is subject to a deductible of 2% of the total insured value of the property. The Company also carries insurance for acts of terrorism up to $100 million per occurrence. Should a loss occur that is uninsured or is in an amount exceeding the applicable policy limit, or in the event of a loss that is subject to a substantial deductible under an insurance policy, the Company could lose all or part of its capital invested in, and anticipated revenue from its property.

The Company’s Current or Former Real Estate Investments May Entail Environmental Risks That Could Adversely Affect Its Results of Operations and Disposition Prospects.

Conditions at properties currently or formerly owned by the Company may subject the Company to liabilities, including environmental liabilities. The Company’s operating expenses could be higher than anticipated due to the cost of complying with existing or future environmental laws and regulations. In addition, under various federal, state, territorial and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or to have arranged for the disposal or treatment of hazardous or toxic substances. As a result, the Company may become liable for the costs of removal or remediation of certain hazardous substances released on or in its properties, including properties which the Company has sold in the past. The Company may also be liable for other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company may incur such liability whether or not it knew of, or was responsible for, the presence of such hazardous or toxic substances. Such liability could be of substantial magnitude and divert management’s attention from other aspects of the Company’s business and, as a result, could have a material adverse effect on the Company’s operating results and financial condition, as well as its ability to make distributions to shareholders. If an environmental condition were to arise or be detected at the Company’s remaining property, it could also limit the number of potential buyers for the property and decrease the price at which the property can be sold (if it can be sold at all).

Violent Crime, Including Terrorism and Mass Shootings, or Civil Unrest May Adversely Impact the Value of the Company’s Remaining Property.

Any kind of violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses), mass shootings or civil unrest could alter shopping habits, deter customers from visiting the Company’s shopping center or result in damage to the property, which would have a negative effect on the Company’s business, the operations of its tenants and the value of its remaining property.

A Disruption, Failure or Breach of the Company’s Networks or Systems, Including as a Result of Cyber-Attacks, Could Harm Its Business.

The Company relies extensively on computer systems to manage its business. While the Manager maintains some of its own critical information technology systems, it also depends on third parties to provide important information technology services relating to several of the Company’s key business functions, such as electronic communications and certain finance functions. These systems are subject to damage or interruption from power outages, facility damage, computer or telecommunications failures, computer viruses, security breaches, vandalism, natural disasters, catastrophic events, human error and potential cyber threats, including malicious codes, worms, phishing attacks, ransomware and other sophisticated cyber-attacks.  Although the Company believes that the Manager and such third parties employ a number of protective measures to prevent, detect and mitigate cyber threats, including password protection, firewalls, backup servers, threat monitoring and periodic penetration testing, the techniques used to obtain unauthorized access change frequently, and there is no guarantee that such prevention efforts will be successful.  Should they occur, these threats could compromise the confidential information of the Company’s tenants and third-party vendors, disrupt the Company’s business operations and the availability and integrity of data in the Company’s systems and result in litigation, violation of applicable privacy and other laws, investigations, actions, fines or penalties. In the event of damage or disruption to the Company’s business due to these occurrences, the Company may not be able to successfully and quickly recover all of its critical business functions, assets and data.

Risks Related to the Company’s Relationship with SITE Centers and the Manager

The Company Is Dependent on the Manager, SITE Centers and Its Key Personnel Who Provide Services to the Company, and the Company May Not Find a Suitable Replacement for the Manager if the New Management Agreement Is Terminated, or for Key Personnel if They Leave SITE Centers or Otherwise Become Unavailable to the Company.

The Company has no separate management and is reliant on the Manager. The Manager has significant discretion as to the implementation of the Company’s operating policies and strategy, although the Manager is subject to supervision by the Company’s Board of Directors. All of the Company’s executive officers are executives of SITE Centers. Accordingly, the Company believes that its success in effectuating its strategy (including the sale of its remaining property) will depend to a significant extent upon the efforts, experience, diligence, skill and continued service of the officers and key personnel of SITE Centers. The departure of any of the officers or key personnel of SITE Centers could have a material adverse effect on the Company’s performance and its ability to consummate its strategy.

The Company offers no assurance that the Manager will remain the Company’s manager or that the Company will continue to have access to SITE Centers’ officers and key personnel. SITE Centers is not obligated to dedicate any specific personnel exclusively to the Company, nor is SITE Centers obligated to dedicate any specific portion of time to the Company’s business, and none of SITE Centers’ employees are contractually dedicated to the Company under the New Management Agreement with the Manager. The officers and employees of SITE Centers have significant responsibilities associated with SITE Centers and, as a result, these individuals may not always be willing or able to devote sufficient time to the management of the Company’s business.

The New Management Agreement is currently scheduled to expire on the fifth anniversary of the date on which the Company files articles of dissolution, subject to the right of the Company or the Manager to terminate the New Management Agreement on a voluntary basis upon delivery of at least 90 days’ advance written notice. If the New Management Agreement is terminated by SITE Centers, the Company may incur expenses and disruptions in transitioning to a replacement manager, and if no suitable replacement manager is found to manage the Company and its remaining property, the Company likely would not be able to execute its business plan.  Given the scale of the Company’s current operations and the difficulty of identifying a replacement manager, the fees charged by any replacement manager could exceed the level of fees currently paid by the Company to SITE Centers.

The Company May Have Conflicts of Interest with SITE Centers and the Manager.

The Company is subject to conflicts of interest arising out of its relationships with SITE Centers and the Manager. Specifically, all of the Company’s executive officers and two of the Company’s six directors are executives of SITE Centers. In the event the Company is able to sell its remaining property and de-list from the NYSE, several or all of the Company’s independent directors may resign from the Company’s Board of Directors, thereby leaving the Board of Directors composed solely of SITE Centers executives during the wind-up of the Company’s operations.  SITE Centers and the Company’s executive officers may have conflicts between their duties to the Company and their duties to, and interests in, SITE Centers. Conflicts with the Company’s business and interests are most likely to arise from any amendment of the New Management Agreement, involvement in activities related to the allocation of SITE Centers’ management’s time and services between the Company and SITE Centers, the terms and timing of sale of the Company’s remaining property and the lease of vacant space or renewal of existing leases at the Company’s remaining property, which may be located near and compete with properties owned or managed by affiliates of SITE Centers.

The Company will pay the Manager fees regardless of the performance of the Company’s remaining property or the price at which the remaining property is sold. The Manager’s entitlement to a management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking strategies that maximize total returns to the Company’s shareholders. The Manager may also be motivated to increase or earn additional fees by taking or recommending certain leasing and disposition actions which may not be consistent with actions desired by the Company’s shareholders. This, in turn, could hurt the Company’s ability to make distributions to its shareholders, the value of the Company’s remaining property and the market price of the Company’s common shares.

Pursuant to the New Management Agreement, the Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of the Board of Directors in following or declining to follow its advice or recommendations. The Manager maintains a contractual as opposed to a fiduciary relationship with the Company. Under the terms of the New Management Agreement, the Company will indemnify the Manager and its affiliates, as well as their respective officers (and persons serving as officers of the Company at the request of SITE Centers or the Company’s Board of Directors), directors, equity holders, members, partners and employees, for all liability, claims, damages and losses arising out of the performance of their duties under the New Management Agreement, and related expenses, except to the extent arising from any act or omission on their part that is determined to constitute gross negligence or willful misconduct.

Risks Related to the Company’s Common Shares

If an Active Trading Market for the Company’s Common Shares Is Not Sustained Because the Company’s Common Shares Are De-listed from the NYSE or Otherwise, Shareholders’ Ability to Sell Shares When Desired and the Prices Obtained Will Be Adversely Affected.

The Company’s common shares are currently listed on the NYSE under the trading symbol “RVI.” However, there can be no assurance that the Company’s common shares will continue to be listed on the NYSE or that an active trading market for the Company’s common shares will be maintained, especially as the Company executes on its strategy to sell its remaining property and make distributions to shareholders, which is expected to negatively impact the price of the Company’s common shares and market capitalization. As the Company distributes property sale proceeds to shareholders, the price of its common shares and market capitalization could fall below the NYSE’s minimum requirements, and the Company’s common shares could be de-listed.  Additionally, the NYSE has discretionary authority to de-list the shares of companies which do not own operating assets.  As a result, the Company expects that the NYSE would immediately de-list the Company’s common shares upon the sale of its remaining property, though the Company may choose to de-list from the NYSE on a voluntary basis prior to such date.  Similarly, the NYSE has discretionary authority to de-list the Company’s common shares in the event it adopts a plan of liquidation.  Accordingly, no assurance can be given as to the ability of the Company’s shareholders to sell their common shares or the price that shareholders may obtain for their common shares, particularly after the Company’s common shares cease to be listed on the NYSE.

Some of the factors that could negatively affect the market price of the Company’s common shares include:

•	Changes in the valuation and capitalization rate applicable to the Company’s remaining property;
•	The Company’s ability to sell its remaining property on a timely basis and on attractive terms;
•	Increases in market interest rates, which may have a negative impact on the number of potential buyers for the Company’s remaining property and the price such buyers are willing to pay;
•	The Company’s actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategy or prospects;
•	The market’s perception of the amount and timing of the Company’s potential future cash distributions;
•	Natural disasters and environmental hazards affecting the area in which the Company’s remaining property is located;
•	Actual or perceived conflicts of interest with SITE Centers and individuals, including the Company’s executives, or any termination of the New Management Agreement;
•	Share sales by the Company’s significant shareholders, or the perception that such sales may occur;
•	The publication of research reports about the Company or the real estate industry;
•	Additions to or departures of SITE Centers’ key personnel or members of the Company’s Board of Directors;
•	Speculation in the press or investment community;
•	The extent of institutional investor interest in the Company;
•	Ability to pay distributions to the Company’s shareholders pursuant to its operating and disposition strategy;
•	The Company’s continued qualification as a REIT;
•	The reputation of REITs generally and the reputation of REITs with similar strategies;
•	Price and volume fluctuations in the stock market generally and
•

General market and economic conditions, including the current state of the credit and capital markets and the market for sales and investments in properties similar to the remaining property owned by the Company.

Additionally, in order to curtail expenses through any winding-up, the Company eventually expects to seek relief from the SEC from the reporting requirements under the Securities Exchange Act of 1934 (the “Exchange Act”).  If such relief is granted, the Company may no longer be required to file annual, quarterly or other reports or proxy materials with the SEC.  If the Company is no longer required to file some or all of these reports and other materials with the SEC, shareholders will have access to substantially limited public information about the Company, which may affect the trading and liquidity of the Company’s common shares, as well as shareholders’ ability to make investment decisions with respect to the Company.

The Company Cannot Assure Investors of the Timing or Amount of Future Distributions to Shareholders.

Any distributions the Company makes to its shareholders will be at the discretion of the Board of Directors and will depend upon, among other things, the Company’s liquidity, which will be affected by various factors, including the income and sale proceeds from its remaining property, the collection of amounts owed to the Company by tenants and third parties, the Company’s operating expenses (including management fees and other obligations owing to the Manager), and the amount of claims made against the Company during the winding up of its operations (including with respect to agreements governing the recent sales of the Company’s properties). Distributions will also be impacted by the timing and success of the Company’s efforts to sell its remaining property.  As a result, no assurance can be given regarding the level or timing of any distributions the Company may make in the future.  For more information see “Liquidity, Capital Resources and Financing Activities” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K.

The Company Is an “Emerging Growth Company,” and It Cannot Be Certain if the Reduced Disclosure Requirements Applicable to Emerging Growth Companies Make Its Securities Less Attractive to Investors.

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“the JOBS Act”). For so long as the Company remains an emerging growth company, the Company is not required to comply with, among other things, the auditor attestation requirements of the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”). Emerging growth companies are also exempt from the “say on pay” provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”) and are permitted to omit the detailed compensation discussion and analysis and other compensation-related disclosures from proxy statements and reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”).  Investors may find the Company’s common shares less attractive because the Company relies on these provisions. If investors find the Company’s common shares less attractive as a result, there may be a less active trading market for the Company’s shares, and the Company’s share price may be more volatile.

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

Ms. Katharina Otto-Bernstein is in a position to exert significant influence over the Company because of her considerable beneficial ownership of the Company’s common shares.  As of February 18, 2022, the reported ownership of Ms. Otto-Bernstein was 17.7% of the Company’s common shares and, therefore, Ms. Otto-Bernstein may exert influence with respect to matters that are brought to a vote of the holders of the Company’s common shares.  Among others, these matters include the election of directors, certain corporate transactions and amendments to the Company’s Articles of Incorporation and Code of Regulations. Furthermore, if the Company’s significant shareholders sell substantial amounts of the Company’s common shares in the public market to enhance the shareholders’ liquidity positions, fund alternative investments or for other reasons, the trading price of the Company’s common shares could decline significantly, and other shareholders may be unable to sell their common shares at favorable prices. The Company cannot predict or control how the Company’s significant shareholders may use the influence they will have as a result of their common share holdings.

Substantially All of the Company’s Assets Are Owned by Subsidiaries, and the Creditors of These Subsidiaries Are Entitled to Amounts Payable to Them by the Subsidiaries Before the Subsidiaries May Pay Any Dividends or Other Distributions to the Company.

The Company’s remaining property and many of its other assets are held through wholly-owned subsidiaries. The Company depends on cash distributions from its subsidiaries for most of its cash flow. The creditors of each of the Company’s subsidiaries are entitled to payment of that subsidiary’s obligations to them when due and payable before that subsidiary may make distributions or dividends to the Company. Thus, the Company’s ability to make any distributions to its shareholders depends on the Company’s subsidiaries’ ability to first satisfy their obligations to their creditors and the Company’s ability to satisfy its obligations, if any, to its creditors.

In addition, the Company’s participation in any distribution of the assets of any of its subsidiaries upon the liquidation, reorganization or insolvency of the subsidiary is only after the claims of the creditors, if any, of the applicable direct or indirect subsidiaries are satisfied.

Risks Related to the Company’s Taxation as a REIT

If the Company Does Not Qualify as a REIT in Any Taxable Year, It Will Be Subject to U.S. Federal Income Tax as a Regular Corporation and Could Have Significant Tax Liability, Which May Have a Significant Adverse Consequence to the Value of the Company’s Common Shares.

The Company currently seeks to operate in a manner that allows it to qualify as a REIT for U.S. federal income tax purposes.  However, REIT qualification requires that the Company satisfy numerous requirements (some on an annual or quarterly basis) established under highly technical and complex provisions of the Code, for which there are a limited number of judicial or administrative interpretations.  The Company’s status as a REIT requires an analysis of various factual matters and circumstances that are not entirely within its control.  Accordingly, the Company’s ability to qualify and remain qualified as a REIT for U.S. federal income tax purposes is not certain.  Even a technical or inadvertent violation of the REIT requirements could jeopardize the Company’s REIT qualification.  Furthermore, Congress or the Internal Revenue Service (“IRS”) might change the tax laws or regulations and the courts could issue new rulings, in each case potentially having a retroactive effect that could make it more difficult or impossible for the Company to continue to qualify as a REIT.  In addition, the Company may elect to surrender its REIT status in connection with the anticipated wind-up of its operations in the event the Company determines that the anticipated benefits to the Company and its shareholders of maintaining REIT qualification do not exceed the related compliance costs or if the nature of the Company’s remaining operations makes compliance with REIT requirements impracticable.

If the Company does not qualify as a REIT in any tax year, the following would result:

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

Even if the Company maintains its qualification as a REIT, it may face other tax liabilities that reduce its cash flow.  The Company may also be subject to certain federal, state and local taxes on its income and property either directly or at the level of its subsidiaries.  Any of these taxes would decrease cash available for distribution to the Company’s shareholders.

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

The Company’s financial statements are subject to the application of U.S. generally accepted accounting principles (“GAAP”), which are periodically revised and/or expanded. From time to time, the Company is required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and the Securities and Exchange Commission. It is possible that accounting standards the Company is required to adopt may require changes to the current accounting treatment that it applies to its consolidated financial statements and may require it to make significant changes to its systems.  Changes in accounting standards could result in a material adverse impact on the Company’s business, financial condition and results of operations.

The Company May Be Subject to Litigation That Could Adversely Affect Its Financial Condition and Amounts Available for Distribution to Shareholders.

The Company may be a defendant from time to time in lawsuits and regulatory proceedings relating to its business, including lawsuits relating to the sales of its properties.  Due to the inherent uncertainties of litigation and regulatory proceedings, the Company cannot accurately predict the ultimate outcome of any such litigation or proceedings.  An unfavorable outcome could adversely affect the Company’s financial condition and the amount available for distribution to shareholders.  Any such litigation could also lead to increased volatility of the trading price of the Company’s common shares.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

At December 31, 2021, the Company owned one retail shopping center, Crossroads Center in Gulfport, Mississippi, which is subject to a ground lease which has an expiration date in November 2033 and one, 25-year renewal option.  The remaining property consists of 0.6 million square feet of Company-owned GLA and at December 31, 2021 had total annualized base rent of $6.1 million and average base rent of $13.47 per square foot (calculated as total annualized base rent divided by Company-owned rent commencement GLA as of December 31, 2021) and was 91.2% occupied.  Anchor tenants greater than 20,000 square feet were: Academy Sports, Barnes & Noble, Belk, Burke’s Outlet, Cinemark, Michaels, Ross Dress for Less and T.J. Maxx.

Tenant Lease Expirations and Renewals

The following table shows the impact of tenant lease expirations through 2031 for Crossroads Center (Gulfport, Mississippi), assuming that none of the tenants exercise any of their renewal options as of December 31, 2021:

Expiration Year	Approximate GLA in Square Feet (Thousands)	Annualized Base Rent Under Expiring Leases (Thousands)
2022	4	$102
2023	19	438
2024	221	2,546
2025	179	2,155
2026	37	307
Thereafter	46	588
Vacant	49	—
Total	555	$6,136

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

Holders, Dividends and Market Information

The Company’s common shares are currently listed on the NYSE under the ticker symbol “RVI.”  As of February 11, 2022, there were 2,402 record holders.  This total excludes beneficial or non-registered holders that held their shares through various brokerage firms. This figure does not represent the actual number of beneficial owners of the Company’s common shares because common shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.  The Company expects to de-list its common shares from the NYSE in connection with the sale of its remaining property.

The Company currently operates in a manner that allows it to qualify as a REIT and generally not be subject to U.S. federal income and excise tax.  U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income.  In October 2021, the Company declared a dividend of $22.04 per common share, which was paid to shareholders on October 28, 2021.  In December 2021, the Company declared a dividend of $3.27 per common share, which was paid to shareholders on January 18, 2022.  The Company may elect to surrender its REIT status in connection with the anticipated wind-up of its operations in the event the Company determines that the anticipated benefits to the Company and its shareholders of maintaining REIT qualification do not exceed the related compliance costs or if the nature of the Company’s remaining operations makes compliance with REIT requirements impracticable.

Issuer Purchases of Equity Securities

None.

Performance Graph

The graph below presents the Company's cumulative total shareholder returns relative to the performance of the Russell 2000 Index and FTSE NAREIT Equity REITs Total Return Index.  The graph assumes $100 invested at the closing price of the Company's common stock on the New York Stock Exchange and each index on July 2, 2018 (the first day of RVI trading) and assumes the reinvestment of all dividends.  The stock price performance shown on this graph may not be indicative of future price performance.  On October 1, 2021, the Company declared a dividend of $22.04 per common share primarily from the disposition of assets.  The graph takes into account this distribution to shareholders.

Cumulative Total Shareholder Return Index

	06/29/18	12/31/18	12/31/19	12/31/20	12/31/21
Retail Value Inc.	$100.00	$81.89	$117.76	$57.03	$111.32
Russell 2000 Index	$100.00	$82.65	$103.75	$124.46	$142.90
FTSE NAREIT Equity REITs Total Return Index	$100.00	$94.75	$121.91	$115.67	$163.44
Item 6.	[RESERVED]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company was formed in December 2017 as a wholly-owned subsidiary of SITE Centers.  On July 1, 2018, the date of the Company’s spin-off from SITE Centers into a separate publicly traded company, the Company owned 48 properties and had two reportable segments: continental U.S. and Puerto Rico.  As a result of the sale of the Company’s remaining Puerto Rico properties in August 2021, the Company no longer reports financial results for the Puerto Rico segment and instead reports the financial results of the Puerto Rico segment as discontinued operations for all periods presented.  At December 31, 2021, RVI owned one retail shopping center in Gulfport, Mississippi comprising 0.6 million square feet of Company-owned GLA which was 91.2% occupied. The Company refers to this property, Crossroads Center, as its “remaining property” or its “remaining real estate asset.”  The Company’s interest in its remaining property is subject to a ground lease which has an expiration date in November 2033 and one, 25-year renewal option.

EXECUTIVE SUMMARY

The Company remains focused on realizing value through the sale of its remaining property and the collection of its accounts receivable, the proceeds of which are expected to be used to fund a reserve account from which the Company will pay expenses and claims in connection with the winding up of its operations and make distributions to the Company’s common shareholders.  See discussion below under “Liquidity, Capital Resources and Financing Activities – Winding up and Dissolution.”

COVID-19

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it continues to spread throughout the United States and other countries across the world.  Beginning in mid-March 2020, federal, state and local governments took various actions to limit the spread of COVID-19, including ordering the temporary closure of non-essential businesses (which included many of the Company’s tenants) and imposing significant social distancing guidelines and restrictions on the continued operations of essential businesses and the reopening of non-essential businesses.  The COVID-19 pandemic had a significant impact on the Company’s collection of rents during the remainder of 2020, and the Company entered into rent deferral arrangements (and, in a small number of cases, rent abatements) and other lease modifications with a significant number of tenants.  Rent collections improved dramatically during 2021.  Results for the year ended December 31, 2021 included $5.1 million of net revenue primarily related to contractual rents paid from cash basis tenants (including deferred rents), that were contractually due in 2020.  These amounts also include reductions in contractual rental payments due from tenants as compared to pre-modification payments related to the impact of lease modifications, with a partial increase in straight-line rent to offset a portion of the impact on net income.  At December 31, 2021, the Company had $0.5 million outstanding under deferral arrangements for tenants that are not accounted for on the cash basis.

The pandemic also had a significant impact on transaction markets and the level of the Company’s disposition activity during the remainder of 2020.  Although the level and pace of tenant collections and dispositions improved significantly during 2021, the Company’s ability to sell its remaining property and collect rents and collection of all of its other accounts receivable may be negatively impacted by additional surges in COVID-19 contagion, the emergence of new COVID-19 variants which are more infectious or resistant to existing vaccines, decreases in the effectiveness of such vaccines and any implementation of additional restrictions on tenant business as a result thereof.  As of February 18, 2022, disruptions caused by the Omicron variant had not had an adverse impact on the Company’s remaining operations.  For a further discussion on the impact of the COVID‑19 pandemic on the Company’s business, see “Liquidity, Capital Resources and Financing Activities” and “Disposition Outlook” included in this section and Item 1A. Risk Factors in Part I of this Annual Report on Form 10-K.

Transaction Highlights

During 2021, the Company completed the following transactions:

•	Sold 10 continental U.S. properties for an aggregate sales price of $358.7 million, which included a five-property portfolio transaction in October 2021 for $264.0 million.
•

Sold the Company’s remaining interests in all 11 Puerto Rico properties for $574.9 million, which included a nine-property portfolio transaction for $550.0 million in August 2021 (all Puerto Rico operating results reflected as “discontinued operations” on a retrospective basis).

•

Repaid the outstanding balance on its mortgage loan, which resulted in the release of all restricted cash balances to the Company by the loan’s servicer, as well as the termination of the Revolving Credit Agreement.

•

In October 2021, made a distribution on the Company’s Series A Preferred Shares (the “RVI Preferred Shares”) in the aggregate amount of $190.0 million, and in December 2021 the Company repurchased all of the outstanding RVI Preferred Shares from SITE Centers for an aggregate purchase price of $1.00.

•	In October 2021, paid a cash dividend of $22.04 per common share, and in January 2022 paid a cash dividend of $3.27 per common share.

From its formation in December 2017 through December 31, 2021, the Company sold the following properties (in thousands):

Date Sold	Property Name	City, State	Total Owned GLA	Gross Sales Price
04/17/18	Silver Spring Square	Mechanicsburg, PA	343	$80,810	(1)
06/27/18	The Walk at Highwoods Preserve	Tampa, FL	138	25,025	(1)
07/06/18	Tequesta Shoppes	Tequesta, FL	110	14,333
07/10/18	Lake Walden Square	Plant City, FL	245	29,000
08/01/18	East Lloyd Commons	Evansville, IN	160	23,000
08/13/18	Grandville Marketplace	Grandville, MI	224	16,700
08/29/18	Brandon Blvd Shoppes	Valrico, FL	86	14,650
09/14/18	Gresham Station	Gresham, OR	342	64,500
10/18/18	Palm Valley Pavilions West	Goodyear, AZ	233	44,800
11/13/18	International Drive Value Center	Orlando, FL	186	26,157
11/20/18	Douglasville Pavilion	Atlanta, GA	266	35,120
12/14/18	Kyle Crossing	Kyle, TX	121	27,600
02/08/19	Millenia Plaza	Orlando, FL	412	56,400
02/27/19	Homestead Pavilion (TD Bank)	Homestead, FL	4	4,091
03/01/19	West Allis Center (Chick-Fil-A)	Milwaukee, WI	5	2,211
03/04/19	Lowe's Home Improvement	Hendersonville, TN	129	16,058
03/26/19	Midway Marketplace	St. Paul, MN	324	31,210
04/05/19	Mariner Square	Spring Hill, FL	194	17,000
05/23/19	Shoppers World of Brookfield	Brookfield, WI	203	19,450
05/31/19	Homestead Pavilion	Homestead, FL	295	62,250
06/13/19	Beaver Creek Crossings	Apex, NC	321	52,750
08/07/19	Harbison Court	Columbia, SC	242	36,500
08/09/19	West Allis Center	West Allis, WI	259	18,100
12/19/19	Marketplace at Towne Centre	Mesquite, TX	180	19,150
01/15/20	Newnan Crossing (Except Lowe's Parcel)	Newnan, GA	92	11,600
02/19/20	Hamilton Commons	Mays Landing, NJ	403	60,000
02/26/20	Tucson Spectrum Shopping Center	Tucson, AZ	717	84,000
06/30/20	Big Oaks Crossing	Tupelo, MS	348	21,000
07/27/20	Newnan Crossing (Lowe's Parcel)	Newnan, GA	130	15,550
09/24/20	Riverdale Village	Coon Rapids, MN	788	70,000
12/21/20	Peach Street Marketplace (Longhorn Steakhouse Parcel)	Erie, PA	5	2,075
12/22/20	Plaza Palma Real	Humacao, PR	448	50,000
04/09/21	Marketplace of Brown Deer	Brown Deer, WI	405	10,250
04/13/21	Noble Town Center	Jenkintown, PA	168	14,000
04/14/21	Plaza Vega Baja	Vega Baja, PR	185	4,500
04/21/21	Uptown Solon	Solon, OH	182	10,100
06/03/21	Señorial Plaza	Rio Piedras, PR	202	20,350
08/27/21	Puerto Rico Portfolio (9 properties)	Puerto Rico	3,538	550,000
10/01/21	Continental U.S. Portfolio (5 properties)	Various	2,623	264,000
12/06/21	Green Ridge Square	Grand Rapids, MI	216	23,250
12/15/21	Willowbrook Plaza	Houston, TX	385	37,100
			15,857	$1,984,640

	Asset sales (Post Spin-Off)		15,376	$1,878,805
(1)	Sold prior to the spin-off which occurred on July 1, 2018.

Manager

The Company does not have any employees.  In connection with the Company’s separation from SITE Centers on July 1, 2018, the Company entered into the External Management Agreement and Property Management Agreements which governed the fees, terms and conditions pursuant to which SITE Centers served as the Company’s manager until December 31, 2021.  On December 15, 2021, the Company and certain subsidiaries of SITE Centers entered into the New Management Agreement which took effect on

January 1, 2022 and provides for property management and leasing services for the Company’s remaining property and for corporate services in connection with the anticipated wind-up of the Company’s business.

Pursuant to the External Management Agreement, prior to January 1, 2022, the Company paid SITE Centers and certain of its subsidiaries a monthly asset management fee in an aggregate amount of 0.5% per annum of the gross asset value of the Company’s properties (determined on the immediately preceding June 30 or December 31 and calculated in accordance with the terms of the External Management Agreement).  The External Management Agreement also provided for the reimbursement of certain expenses incurred by SITE Centers in connection with the services it provided to the Company along with the payment of transaction-based fees to SITE Centers in the event of any debt financings or change of control transactions.

Pursuant to the Property Management Agreements, prior to January 1, 2022, the Company paid SITE Centers and certain of its subsidiaries a monthly property management fee in an aggregate amount of 3.5% and 5.5% of the average gross monthly property revenue collected during the most recent second or fourth quarter. In order to address the impact of the pandemic on the level of effort required to manage the portfolio and property management fees paid in the first half of 2021, the Company agreed to pay an affiliate of SITE Centers a supplemental monthly fee during the six-month period ended June 30, 2021.  (See Note 11 “Transactions with SITE Centers” of the Company’s consolidated financial statements included herein.)  The Property Management Agreements also provided for the payment to SITE Centers of certain leasing commissions and a disposition fee of 1% of the gross sales price of each asset sold by the Company.

Effective January 1, 2022, pursuant to the terms of the New Management Agreement, the Company will pay the Manager an asset management fee for services rendered in connection with corporate management of the Company in an aggregate amount of (i) $500,000 for calendar year 2022, (ii) $300,000 per annum commencing on January 1, 2023 until the end of the calendar quarter in which the Company’s shares are deregistered under the Exchange Act and/or the Company’s reporting obligations under the Exchange Act are suspended or terminated, and (iii) $100,000 per annum, commencing from the calendar quarter immediately following the calendar quarter in which the Company’s shares are deregistered under the Exchange Act and/or the Company’s reporting obligations under the Exchange Act are suspended or terminated until the expiry of the scheduled term of the New Management Agreement (which is the fifth anniversary of the date on which the Company files articles of dissolution with the Secretary of State of the State of Ohio) or the earlier termination thereof. In addition, until the consummation of the sale of the Company’s remaining property, Crossroads Center, the Company will pay the Manager a monthly property management fee equal to $22,000 per month.  With respect to Crossroads Center, the New Management Agreement also provides for payments to the Manager of: leasing commissions of $4.00 per square foot for the initial lease term and $2.00 per square foot in connection with each negotiated renewal or extension; 1.0% of the gross sale price in connection with any sale; and costs and expenses incurred by the Manager in connection with construction and tenant coordination services. The New Management Agreement also provides that the Company may, in its sole discretion, make an additional incentive payment to the Manager in an amount not to exceed $500,000 upon the completion of the sale of Crossroads Center.

The New Management Agreement also obligates the Company to pay or reimburse the Manager for all commercially reasonable third-party costs and expenses incurred in the performance of its duties under the New Management Agreement, including, but not limited to, all fees and expenses paid to outside advisors (including legal and accounting fees), consultants, architects, engineers and other professionals reasonably required for the performance of the Manager’s duties.

CRITICAL ACCOUNTING ESTIMATES

The consolidated financial statements of the Company include the accounts of the Company and all subsidiaries where the Company has financial or operating control. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has used available information, including the Company’s and SITE Centers’ history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the Company’s consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements might not materialize. Application of the critical accounting estimates described below involves the exercise of judgment and the use of assumptions as to future uncertainties. Accordingly, actual results could differ from these estimates. In addition, other companies may use different estimates that may affect the comparability of the Company’s results of operations to those companies in similar businesses.

Revenue Recognition and Accounts Receivable

Rental income has been reduced for the elimination of unpaid contractual lease payments for tenants that are on the cash basis of accounting due to collectability concerns. When a tenant comes off the cash basis, there could be a reinstatement of the straight-line rent receivable that would result in additional recognition of straight-line income.

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

Real Estate and Long-Lived Assets

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s remaining real estate asset, including construction in progress, and intangibles may be impaired. Impairment indicators are primarily related to significant decreases in projected cash flows, including estimated fair value or changes in estimated hold periods; however, other impairment indicators could occur.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. The determination of undiscounted cash flows requires significant estimates by management. In management’s estimate of projected cash flows, it considers factors such as expected future operating income (loss), trends and prospects, the effects of demand, competition and other factors. As the Company is evaluating the sale of its remaining property, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could affect the determination of whether an impairment exists and whether the effects could have a material impact on the Company’s net income. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the property.  The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments have a direct impact on the Company’s net income because recording an impairment charge results in an immediate negative adjustment to net income. If the Company’s estimates of the projected future cash flows, anticipated holding periods or market conditions change, its evaluation of the impairment charges may be different, and such differences could be material to the Company’s consolidated financial statements.

Measurement of Fair Value—Real Estate

The Company is required to assess the value of its real estate assets. The fair value of real estate investments used in the Company’s impairment calculations is estimated based on the price that would be received from the sale of an asset in an orderly transaction between marketplace participants at the measurement date. The availability of observable transaction data and inputs can make it more difficult and/or subjective to determine the fair value of such assets. As a result, the amount ultimately realized by the Company from the remaining property to be sold may differ from the fair values presented, and the differences could be material.

The valuation of impaired real estate assets is determined using widely accepted valuation techniques, including the income capitalization approach or discounted cash flow analysis on the expected cash flows of each asset considering prevailing market capitalization rates, analysis of recent comparable sales transactions, actual sales negotiations, bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, the Company utilized a valuation technique which is based on the characteristics of the specific asset when measuring fair value of a real estate investment. However, when bona fide purchase offers from third parties are not available, a single valuation is generally used for the Company’s property type.

For the remaining real estate asset, the significant assumptions include the capitalization rate used in the income capitalization valuation, as well as the projected property net operating income. Valuation of real estate assets is calculated based on market conditions and assumptions made by management at the measurement date, which may differ materially from actual results if market conditions or the underlying assumptions change.

COMPARISON OF 2021 AND 2020 RESULTS OF OPERATIONS

The discussion of the Company’s 2021 performance compared to 2020 appears below.  The discussion of the Company’s 2020 performance compared to 2019 performance is set forth in “Comparison of 2020 and 2019 Results of Operations.” Included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Revenues from Operations (in thousands)

	2021	2020	$ Change
Rental income(A)	$55,603	$80,692	$(25,089)
Other income	55	45	10
Total revenues(B)	$55,658	$80,737	$(25,079)
(A)	The following table summarizes the key components of 2021 rental income as compared to 2020 (in thousands):
Contractual Lease Payments	2021	2020	$ Change
Base and percentage rental income(1)	$37,555	$63,423	$(25,868)
Recoveries from tenants	13,601	22,535	(8,934)
Uncollectible revenue(2)	3,711	(6,631)	10,342
Ancillary rental income	589	781	(192)
Lease termination fees	147	584	(437)
Total contractual lease payments	$55,603	$80,692	$(25,089)
(1)

The decrease is a result of property dispositions.  The following table presents the statistics for the Company’s continental U.S. portfolio affecting base and percentage rental revenues reflected as continuing operations for the periods presented:

	Continental U.S. December 31,
	2021	2020
Centers owned	1	11
Aggregate occupancy rate	91.2%	88.0%
Average annualized base rent per occupied square foot	$13.47	$33.35
(2)

Primarily relates to the impact of the COVID-19 pandemic on rent collections, including the impact of lease modification accounting and tenants on the cash basis of accounting due to collectability concerns in 2020.  For the year ended December 31, 2021, the net amount reported was income primarily due to rental income paid in 2021 from tenants on the cash basis of accounting, which related to amounts contractually owed in 2020.

(B)	Continental U.S. properties sold prior to December 31, 2021 accounted for $25.8 million of the decrease in Total Revenues.

Expenses from Operations (in thousands)

	2021	2020	$ Change
Operating and maintenance(A)	$7,286	$11,460	$(4,174)
Real estate taxes(A)	8,966	15,957	(6,991)
Property and asset management fees	5,906	8,529	(2,623)
Impairment charges(B)	1,573	54,370	(52,797)
General and administrative(C)	3,577	3,612	(35)
Depreciation and amortization(D)	17,217	28,395	(11,178)
	$44,525	$122,323	$(77,798)
(A)	Change is due to the sale of the continental U.S. properties.
(B)

The Company recorded impairment charges primarily related to shopping centers marketed for sale.  These impairments primarily were triggered by indicative bids received, held for sale assets and changes in market assumptions due to the disposition process, as well as changes in projected cash flows.  Impairment charges are presented in Note 9, “Impairment Charges,” to the Company’s consolidated financial statements included herein.

(C)	Primarily represents legal, audit, tax and compliance services and director compensation.
(D)	Continental U.S. properties sold prior to December 31, 2021 accounted for $10.9 million of the decrease in Depreciation Expense.

Other Income and Expenses (in thousands)

	2021	2020	$ Change
Interest expense, net(A)	$(7,899)	$(18,334)	$10,435
Debt extinguishment costs(B)	(6,307)	(5,873)	(434)
Gain on disposition of real estate, net(C)	29,596	23,710	5,886
Tax expense	(148)	(858)	710
Loss from discontinued operations(D)	(44,074)	(50,613)	6,539
	$(28,832)	$(51,968)	$23,136
(A)

The decrease in interest expense primarily was due to repayments of the mortgage loan with asset sale proceeds with the mortgage loan being fully repaid in August 2021.  At December 31, 2020, the interest rate of the Company’s mortgage loan was 4.1% per annum.

(B)

Debt extinguishment costs (primarily related to the non-cash write-off of unamortized deferred financing costs) were incurred in both years in connection with the prepayment of the mortgage loan with asset sale proceeds.

(C)	Related to the sale of ten properties for the year ended December 31, 2021, and five properties and one outparcel for the year ended December 31, 2020.
(D)

Related to the sale of the Puerto Rico segment presented in Note 10, “Discontinued Operations,” to the Company’s consolidated financial statements included herein.  Includes impairment charges in 2021 and 2020 of $81.1 million and $61.2 million, respectively.

Net Loss (in thousands)

	2021	2020	$ Change
Net loss	$(17,699)	$(93,554)	$75,855

The decrease in net loss primarily was attributable to lower impairment charges and higher gain on disposition of real estate both related to the asset sales in 2021 compared to 2020.

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

Reconciliation Presentation

FFO and Operating FFO were as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	$ Change
FFO	$44,067	$56,157	$(12,090)
Operating FFO	52,128	61,828	(9,700)

The decrease in FFO primarily was due to the impact of property sales, as well as the related decrease in interest expense due to the repayments of mortgage debt with sale proceeds.  The change in Operating FFO primarily was due to the same factors impacting FFO.

The Company’s reconciliation of net loss to FFO and Operating FFO is as follows (in thousands).  The Company provides no assurances that these charges and income adjusted in the calculation of Operating FFO are non-recurring.  These charges and income could reasonably be expected to recur in future results of operations.

	For the Year Ended December 31,
	2021	2020
Net loss	$(17,699)	$(93,554)
Depreciation and amortization of real estate investments	33,675	56,986
Impairment of real estate assets	82,633	115,525
Gain on disposition of real estate	(54,542)	(22,800)
FFO	44,067	56,157
Debt extinguishment and other expenses	8,061	5,671
Operating FFO	$52,128	$61,828

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company requires capital to fund its operating expenses and capital expenditures, as well as to establish a reserve fund to satisfy projected expenses and known and unknown claims which might arise during the anticipated winding up and dissolution process.  The Company’s capital sources include unrestricted cash on the balance sheet related to retained asset sale proceeds, future cash flow from operations and potential sale proceeds related to Crossroads Center.  Although the Company experienced significant improvement in rent collections and transaction market activity during the year ended December 31, 2021, and believes that it has sufficient liquidity and capital resources to operate its business for at least the next twelve months, the timing and amount of proceeds from the sale of its remaining property remains uncertain.  At December 31, 2021, the Company had an unrestricted cash balance of $110.5 million.  In December 2021, the Board of Directors of the Company declared a cash dividend of $3.27 per common share ($69.1 million in the aggregate), which the Company paid on January 18, 2022.  The Company has one long-term ground lease in which it is the lessee (Crossroads Center in Gulfport, Mississippi) with an obligation of approximately $0.2 million in 2022.  The Company does not anticipate any material capital projects or development spending during the next 12 months and beyond related to its remaining property.  For a further discussion of the Company’s cash requirements in the next 12 months and beyond and the anticipated sources of funds needed to satisfy such cash requirements, see “—Winding Up and Dissolution” below.

Mortgage Indebtedness Repayment and Credit Agreement Termination

In connection with the sale of the Company’s remaining Puerto Rico properties in August 2021, the Company fully repaid the entire outstanding balance of its mortgage loan and the lender released all remaining collateral balances.

The Company had a Credit Agreement (as amended, the “Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provided for borrowings of up to $30.0 million and had a scheduled termination date of February 9, 2022.  The Company’s obligations under the Revolving Credit Agreement were guaranteed by SITE Centers in favor of PNC.  In August 2021, as a result of the repayment of the Company’s mortgage loan, the commitments of the lenders under the Revolving Credit Agreement were terminated in accordance with the terms of the Revolving Credit Agreement.  At the time of its termination, there were no amounts outstanding under the Revolving Credit Agreement.

Series A Preferred Stock

In connection with the Company’s separation from SITE Centers in July 2018, the Company issued the RVI Preferred Shares to SITE Centers which were noncumulative and had no mandatory dividend rate.  The RVI Preferred Shares ranked, with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company, senior in preference and priority to the Company’s common shares and any other class or series of the Company’s capital stock.  The RVI Preferred Shares were entitled to a dividend preference for all dividends declared on the Company’s capital stock at any time up to a “preference amount” equal to $190 million in the aggregate, which amount could have increased by up to an additional $10 million if the aggregate gross proceeds from asset sales subsequent to July 1, 2018 exceeded $2.06 billion.  In October 2021, the Company made a distribution on the RVI Preferred Shares in the aggregate amount of $190.0 million, and in December 2021 the Company repurchased all of the outstanding RVI Preferred Shares from SITE Centers for an aggregate purchase price of $1.00.  As a result, the RVI Preferred Shares are no longer outstanding.

Common Share Dividends

On October 1, 2021, the Company declared a cash dividend of $22.04 per common share, which was paid on October 28, 2021, and funded primarily with asset sale proceeds.  Additionally, on December 15, 2021, the Company declared a cash dividend of $3.27 per common share, which was paid on January 18, 2022, also funded primarily with asset sale proceeds.

Distributions of Puerto Rico-sourced net taxable income to Company shareholders are subject to a 10% Puerto Rico withholding tax.  In 2018, the Company entered into a closing agreement with the Puerto Rico Department of Treasury which provided that the Company will be exempt from Puerto Rico income taxes so long as it qualifies as a REIT in the U.S. and distributes at least 90% of its Puerto Rico net taxable income to its shareholders every year.  As such, in 2020, the Company’s Board of Directors declared a dividend on its common shares on account of taxable income generated in Puerto Rico, which dividend was paid, subject to a 10% withholding tax, in January 2021.  The October and December 2021 common share dividends were on account of transactional activity and not taxable income generated in Puerto Rico and, therefore, those dividends were not subject to the Puerto Rico withholding tax of 10%.

The amount of the 2021 dividends is expected to exceed the amount of REIT taxable income generated by the Company in 2021.  Accordingly, federal income taxes were not incurred by the REIT in 2021.

Dividend Distributions

The Company currently operates in a manner that allows it to qualify as a REIT and generally not be subject to U.S. federal income and excise tax.  U.S. federal income tax law generally requires that a REIT distribute annually to holders of its capital stock at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. Any distributions the Company makes to its shareholders will be at the discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s actual and anticipated results of operations and liquidity, which will be affected by various factors, including the income from its operations, its operating expenses (including management fees and other obligations owing to SITE Centers), projected expenses and contingencies relating to the Company’s anticipated wind-up, as well as the timing and success of the sale of the Company’s remaining property.  The Company may elect to surrender its REIT status in connection with the anticipated wind-up of its operations in the event the Company determines that the anticipated benefits to the Company and its shareholders of maintaining REIT qualification do not exceed the related compliance costs or if the nature of the Company’s remaining operations makes compliance with REIT requirements impracticable.

Winding Up and Dissolution

There are many factors that may affect the timing and amount of additional distributions to shareholders, including, among other things, the timing and amount received from the disposition of the Company’s remaining real estate asset, the Company’s ability to collect amounts currently owed to it by third parties and the amount of current cash balances and sale proceeds utilized to establish a reserve fund to satisfy projected expenses and known and unknown claims which might arise during the anticipated winding-up and dissolution process.

In the event the Company is able to sell its remaining property, the Company will likely seek to file articles of dissolution with the Secretary of State of the State of Ohio sometime following the sale’s closing.  Pursuant to Ohio law, the Company would continue to exist for a period of five years following the filing of the articles of dissolution for the purpose of paying, satisfying and discharging any unknown or contingent claims or any debts or other obligations, collecting and distributing its assets, and doing all other acts required to liquidate and wind-up its business and affairs.  Under Ohio law, if the Company makes distributions to its shareholders without making adequate provisions for payment of creditors’ claims, the Company’s shareholders could be liable to creditors to the extent of any payments due to creditors (up to the aggregate amount previously received by the shareholder from the Company).  Therefore, the Company will likely establish a reserve fund with a portion of the proceeds from its final asset sales in order to satisfy and discharge expenses projected to be incurred, and any unknown or contingent claims, debts or obligations which might arise, during the five-year wind-up period subsequent to the filing of the articles of dissolution.  It is likely that the Company would not make a final distribution of reserve funds until such expenses and contingent claims are paid, resolved or fail to materialize, which could be several years following the date of its final property sale.  It is also possible that the Company may make one or more interim distributions to shareholders from the reserve fund during the five-year dissolution period as specific expenses and contingent claims are satisfied, resolved or fail to materialize.

For example, contracts governing property dispositions typically allow the purchaser to true-up common area maintenance charges with the seller at the end of the year in which the disposition occurred and to make claims for breaches of representations and other provisions under the sale agreement for a period of nine to 12 months following the disposition, subject to a cap, which is typically 2% to 3% of the gross sales price.  Potential liability for most representations included in the sale agreements governing the Puerto Rico portfolio and the five-property continental U.S. portfolio expires on May 24, 2022 and June 28, 2022, respectively, and is capped at $15 million and $4 million, respectively. As of February 18, 2022, potential liability for breaches of representations included in the sale agreements governing other recent asset sales is approximately $1.9 million in the aggregate.  The Company will also need to reserve amounts from sale proceeds to pay, among other items, fees to SITE Centers under the New Management Agreement, professional fees (accountants and law firms), insurance premiums and potential deductibles (including with respect to a tail insurance policy for directors and officers), vendor expenses and costs to resolve and streamline the Company’s subsidiaries and corporate structure.  The Company estimates that after all properties are sold, such wind-up costs (excluding the payment of any claims for breaches of representations under sale agreements) could approximate between $7 million and $13 million.  See “Risks Related to the Company’s Strategy—The Company Expects to Establish a Reserve Fund with Proceeds of Its Final Asset Sales in Order to Satisfy Claims” included in Item 1A. Risk Factors in Part I of this Annual Report on Form 10-K.

In addition, the Company expects to de-list its common shares from the NYSE in connection with the sale of its remaining property in an effort to reduce its operating expenses and maximize its liquidating distributions.  The NYSE also has discretionary authority to de-list the Company’s common shares on an involuntary basis if the Company sells its remaining property or proceeds with a plan of dissolution, termination and liquidation.  In addition, the NYSE may also commence de-listing proceedings against the Company if (i) the average closing price of the Company’s common shares falls below $1.00 per share over a 30-consecutive-day trading period, (ii) the Company’s average market capitalization falls below $15 million over a 30‑consecutive-day trading period or (iii) the Company loses or terminates its REIT qualification.  If the common shares are de-listed, shareholders may have difficulty trading their common shares on the secondary market.  De-listing would also eliminate the requirement that the Company’s Board of

Directors be composed of a majority of independent directors.  See “Risks Related to the Company’s Common Shares—If an Active Trading Market for the Company’s Common Shares Is Not Sustained Because the Company’s Common Shares Are De-listed from the NYSE or Otherwise, Shareholders’ Ability to Sell Shares When Desired and the Prices Obtained Will Be Adversely Affected” included in Item 1A. Risk Factors in Part I of this Annual Report on Form 10-K.

Through any winding up and dissolution, the Company will be required to continue to comply with the applicable reporting requirements of the Exchange Act, even if compliance with these reporting requirements is economically burdensome.  In order to curtail expenses, the Company eventually expects to seek relief from the SEC from the reporting requirements under the Exchange Act.  If such relief is granted, shareholders will have access to substantially limited public information about the Company.  The Company will continue to incur professional fees in connection with such de-listing and deregistration processes, which will also affect the amounts available for distribution to shareholders in connection with the winding up of the Company’s business and affairs.

Dispositions

In August 2021, the Company sold all of its interests in the limited liability companies that owned all of the Company’s remaining properties located in Puerto Rico (comprising approximately 3.5 million square feet of Company-owned GLA) for a gross sales price of $550.0 million.  The sale also included all of the Company’s interests in a consolidated joint venture that owned an undeveloped parcel of land adjacent to Plaza Isabela.  Net proceeds received at closing were approximately $539.0 million of which $214.5 million was used to fully repay the outstanding balance of the Company’s mortgage loan.  The sale did not include any cash or restricted cash held by or on behalf of the limited liability companies at closing, and the Company retained the right to pursue and collect amounts from tenants relating to pre-closing periods (including amounts relating to pre-closing periods that were deferred and are to be repaid by tenants sometime after the closing date).  The gain recorded on the Puerto Rico disposition was $25.2 million.

In October 2021, the Company also sold all of its interests in Great Northern Plazas (North Olmsted, Ohio), Maple Grove Crossing (Maple Grove, Minnesota), Peach Street Marketplace (Erie, Pennsylvania), Seabrook Commons (Seabrook, New Hampshire) and Wrangleboro Consumer Square (Mays Landing, New Jersey) in one transaction for $264.0 million.  The Company retained the right to pursue and collect amounts from tenants relating to pre-closing periods (including amounts relating to pre-closing periods that were deferred and are to be repaid by tenants sometime after the closing date).  Net proceeds received at closing were approximately $245.8 million.  The Company continues to pursue leasing activity in order to recover a $1.1 million escrow established at closing by the deadline set forth in the sale agreements.  The Company recorded a gain of approximately $9.3 million in connection with the sale of these properties.

In addition to the two portfolio transactions discussed above, for the year ended December 31, 2021, the Company sold five continental U.S. properties and two Puerto Rico properties, all in separate transactions, aggregating 1.7 million square feet, for an aggregate sales price of $119.6 million.

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	For the Year Ended December 31,
	2021	2020
Cash flow provided by operating activities	$61,741	$51,658
Cash flow provided by investing activities	892,013	268,935
Cash flow used for financing activities	(1,014,079)	(331,098)

Changes in cash flow compared to the prior year are described as follows:

Operating Activities: Cash provided by operating activities increased $10.1 million primarily due to the following:

•	Timing and increase in cash collected from tenants;
•	Reduction of interest payments and
•	Decrease in operating income due to asset sales.

Investing Activities: Cash provided by investing activities increased $623.1 million primarily due to the following:

•	Increase in proceeds from dispositions of real estate of $610.9 million and
•	Decrease in payments for real estate improvements of $12.2 million.

Financing Activities: Cash used for financing activities increased by $683.0 million primarily due to the following:

•	Increase in debt repayments of $34.1 million;
•	Dividend paid on redeemable equity of $190.0 million and
•	Increase in common dividends paid of $458.8 million.

CAPITALIZATION

At December 31, 2021, the Company’s capitalization consisted of $135.6 million of market equity (market equity is defined as common shares outstanding multiplied by $6.42, the closing price of the Company’s common shares on the NYSE at December 31, 2021).  In October 2021, the Board of Directors of the Company authorized, and the Company made, a distribution on the RVI Preferred Shares in the aggregate amount of $190.0 million and a dividend on the Company’s common shares in the aggregate amount of $465.4 million ($22.04 per common share).  In December 2021, the Board of Directors of the Company declared a dividend on the Company’s common shares in the aggregate amount of $69.1 million ($3.27 per common share), which was paid on January 18, 2022.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

In August 2021, the Company repaid the entire balance of its mortgage loan with sale proceeds from the Puerto Rico portfolio transaction.  As of February 18, 2022, the Company has one long-term ground lease in which it is the lessee (Crossroads Center in Gulfport, Mississippi) with an expiration date in November 2033.  The ground lease includes one, 25-year option to extend the lease term upon its expiration at fair market ground rent (as determined by an independent appraiser at the time of the option’s exercise).

DISPOSITION OUTLOOK

As of February 18, 2022, the Company owns one remaining property, Crossroads Center (Gulfport, Mississippi).  The Company’s interest in this property is subject to a ground lease with an expiration date in November 2033.  The ground lease includes an option to extend its term to 2058 at fair market value ground rent (as determined by an independent appraiser at the time of the option’s exercise) which is exercisable at the conclusion of the existing lease term.  As a result of the limited term remaining on the ground lease, the level of interest in the property, and purchasers’ ability to finance such acquisition, may be extremely limited.  In addition, approximately 17.4% of the annualized base rent at Crossroads Center is owed by a movie theater tenant, which may further limit potential investors’ interest in the property.  Though the Company is exploring opportunities to sell this property, the Company is unable to predict whether its efforts to sell the property will be successful, the timing of any such sale or the resulting proceeds thereof.

Beginning in March 2020, the retail sector was significantly impacted by the COVID-19 pandemic.  The resulting guidelines and operating restrictions had a significant impact on tenant operations, rent collections and the level of the Company’s disposition activity during the remainder of 2020.  Although the level and pace of tenant collections and dispositions improved significantly during 2021, the Company’s ability to dispose of its remaining property may be negatively impacted by additional surges in COVID‑19 contagion, the emergence of new COVID-19 variants which are more infectious or resistant to existing vaccines, decreases in the effectiveness of such vaccines and any implementation of additional restrictions on tenant businesses as a result thereof.

For additional information regarding risks relating to the COVID-19 pandemic and other relevant business uncertainties, see Item 1A. Risk Factors in Part I of this Annual Report on Form 10‑K.

FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this report.  Historical results and percentage relationships set forth in the Company’s consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.  The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, both as amended, with respect to the Company’s expectations for future periods.  Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations.  Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.  For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements.  Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements.  Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements.  For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements, see Item 1A. Risk Factors in Part I of this Annual Report on Form 10-K. The impact of the COVID-19 pandemic may also exacerbate the risks discussed therein and herein, any of which could have a material effect on the Company.

Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	The Company may be unable to dispose of its remaining property on favorable terms or at all, especially given the limited term remaining on its ground lease;
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

•	The Company could be adversely affected by changes in the local market where its remaining property is located, as well as by adverse changes in regional or national economic and market conditions;
•

The Company may fail to anticipate the effects on its remaining property of changes in consumer buying practices, including sales over the internet and the resulting retailing practices and space needs of its tenants, or a general downturn in its tenants’ businesses, which may cause tenants to close stores or default in payment of rent;

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
•

Changes in interest rates could adversely affect the market price of the Company’s common shares, its performance and cash flow and its ability to sell its remaining real estate asset and the sales price applicable thereto;

•	The outcome of litigation, including litigation with tenants and purchasers of its properties, may adversely affect amounts available for distribution to shareholders;
•

Property damage, expenses related thereto, and other business and economic consequences (including the potential loss of revenue) resulting from natural disasters and extreme weather conditions impacting the Company’s remaining property;

•	Sufficiency and timing of any insurance recovery payments related to damages from extreme weather conditions;
•	The Company and its tenants could be negatively affected by the impacts of pandemics and other public health crises, including the COVID-19 pandemic;
•	The Company is subject to potential environmental liabilities;
•	The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its remaining property;
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
•

Potential conflicts of interest with SITE Centers and the Company’s ability to replace SITE Centers as manager (and the fees to be paid to any replacement manager) in the event the New Management Agreement is terminated and

•

The Company and its vendors, including SITE Centers, could sustain a disruption, failure or breach of their respective networks and systems, including as a result of cyber-attacks, which could disrupt the Company’s business operations, compromise the confidentiality of sensitive information and result in fines and penalties.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In 2021, the Company utilized proceeds from asset sales to repay all of its outstanding indebtedness.  The Company’s primary market risk exposure was interest rate risk.  At December 31, 2020, the Company’s outstanding indebtedness was composed of all variable-rate debt with a carrying value of $344.5 million and fair value of $362.7 million.

The remaining proceeds from asset sales are expected to be used for general corporate purposes, including the establishment of a reserve fund to satisfy claims and expenses related to the winding up of the business and distributions to holders of the Company’s common shares. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of December 31, 2021, the Company had no other material exposure to market risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1 and is incorporated herein by reference thereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b), of the effectiveness of the Company’s disclosure controls and procedures.  Based on their evaluation as required, the CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2021, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and were effective as of December 31, 2021, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) or 15d-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).  Based on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2021, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s Board of Directors has adopted the following corporate governance documents:

•	Corporate Governance Guidelines that guide the Board of Directors in the performance of its responsibilities to serve the best interests of the Company and its shareholders;
•	Written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee;
•

Code of Ethics for Senior Financial Officers that applies to the Company’s senior financial officers, including the chief executive officer, president and chief financial officer, chief accounting officer, controllers, treasurer and chief internal auditor among others designated by the Company, if any, (amendments to, or waivers from, the Code of Ethics for Senior Financial Officers will be disclosed on the Company’s website) and

•

Code of Business Conduct and Ethics that governs the actions and working relationships of the Manager’s employees, officers and directors with current and potential customers, consumers, competitors, government and self-regulatory agencies, investors, the public, the media and anyone else with whom the Company has or may have contact.

Copies of the Company’s corporate governance documents are available on the Company’s website, www.retailvalueinc.com, under “Investors—Governance.”

Certain other information required by this Item 10 is incorporated herein by reference to the information under the headings “Proposal One: Election of Directors” and “Board Governance” contained in the Company’s Proxy Statement for the Company’s 2022 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A (“2022 Proxy Statement”) and the information under the heading “Information About the Company’s Executive Officers” in Part I of this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the information under the headings “Board Governance—Compensation of Directors” and “—Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” contained in the 2022 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 is incorporated herein by reference to the “Board Governance—Security Ownership of Directors and Management” and “Corporate Governance and Other Matters—Security Ownership of Certain Beneficial Owners” sections of the 2022 Proxy Statement.  The following table sets forth the number of securities issued and outstanding under existing equity compensation plans, as of December 31, 2021:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	—	865,840	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	865,840
(1)	Includes the Company’s 2018 Equity-Based Award Plan.
(2)	All of these shares may be issued with respect to award vehicles other than just stock options or shares appreciation rights or other rights to acquire shares.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the “Proposal One: Election of Directors,” “Certain Relationships and Related-Party Transactions” and “Corporate Governance and Other Matters—Policy Regarding Related-Party Transactions” sections of the 2022 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the “Proposal Four: Ratification of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm—Fees Paid to PricewaterhouseCoopers LLP” section of the 2022 Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a)	1. Financial Statements

The following documents are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive (Loss) Income

Consolidated Statements of Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

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

Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this report:

Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
2.1	Separation and Distribution Agreement, dated July 1, 2018, by and between DDR Corp. (n/k/a SITE Centers Corp.) and the Company	Current Report on Form 8-K (Filed with the SEC on July 2, 2018; File No. 001-38517)
3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended by Amendment No. 1 to the Second Amended and Restated Articles of Incorporation	Quarterly Report on Form 10-Q (Filed with the SEC on August 3, 2021; File No. 001-38517)
3.2	Amended and Restated Code of Regulations of the Company, as amended by Amendment No. 1 to the Amended and Restated Code of Regulations	Quarterly Report on Form 10-Q (Filed with the SEC on August 3, 2021; File No. 001-38517)
4.1	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	Annual Report on Form 10-K (Filed with the SEC on March 2, 2020; File No. 001-38517)
10.1	External Management Agreement, dated December 16, 2021, by and between the Company, DDR Crossroads Center LLC, DDR Property Management LLC and DDR Asset Management LLC	Current Report on Form 8-K (Filed with the SEC on December 20, 2021; File No. 001-38517)
10.2	Tax Matters Agreement, dated July 1, 2018, by and between DDR Corp. (n/k/a SITE Centers Corp.) and the Company	Current Report on Form 8-K (Filed with the SEC on July 2, 2018; File No. 001-38517)
10.3	Waiver Agreement, dated July 1, 2018, by and between Mr. Alexander Otto and the Company	Current Report on Form 8-K (Filed with the SEC on July 2, 2018; File No. 001-38517)
10.4	Retail Value Inc. 2018 Equity and Incentive Compensation Plan*	Registration Statement on Form 10 (Filed with the SEC on June 4, 2018; File No. 001-38517)
10.5	Form of Restricted Share Units Agreement for Directors*	Registration Statement on Form 10 (Filed with the SEC on June 4, 2018; File No. 001-38517)
10.6	Form of Director and Officer Indemnification Agreement*	Current Report on Form 8-K (Filed with the SEC on July 2, 2018; File No. 001-38517)

Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
10.7	Purchase Agreement, dated as of June 30, 2021, by and among Retail Value Inc. and RVT PR Mezz Borrower 1 LLC, as Sellers, and Kildare Acquisitions US, LLC, as Purchaser	Current Report on Form 8-K (Filed with the SEC on August 31, 2021; File No. 001-38517)
10.8	Amended and Restated Purchase Agreement, dated as of August 19, 2021, by and among certain subsidiaries of Retail Value Inc., as Sellers, and certain affiliates of Bridge 33 Capital, as Purchasers	Current Report on Form 8-K (Filed with the SEC on October 6, 2021; File No. 001-38517)
10.9	Amended and Restated Sixteenth Section Commercial Lease Contract dated July 28, 1998, by and between Harrison County Board of Education and Gulfport Retail Partners, L.P.	Quarterly Report on Form 10-Q (Filed with the SEC on November 3, 2021; File No. 001-38517)
10.10	First Amendment to Amended and Restated Sixteenth Section Commercial Lease Contract dated November 18, 2002, by and between Harrison County Board of Education and Gulfport Partners, L.P.	Quarterly Report on Form 10-Q (Filed with the SEC on November 3, 2021; File No. 001-38517)
10.11	Assignment and Assumption of Ground Lease dated January 31, 2003, by and between Gulfport Retail Partners, L.P. and DDR Crossroads Center LLC	Quarterly Report on form 10-Q (Filed with the SEC on November 3, 2021; File No. 001-38517)
21.1	List of Subsidiaries	Submitted electronically herewith
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
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

Submitted electronically herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 has been formatted in Inline XBRL.	Submitted electronically herewith
*Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
Item 16.	FORM 10-K SUMMARY

None.

Retail Value Inc.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Retail Value Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Retail Value Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial         statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

February 25, 2022

We have served as the Company’s auditor since 2017.

Retail Value Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2021	December 31, 2020
Assets
Land	$—	$106,708
Buildings	51,261	421,401
Fixtures and tenant improvements	8,260	68,795
	59,521	596,904
Less: Accumulated depreciation	(36,195)	(253,565)
	23,326	343,339
Construction in progress	—	321
Total real estate assets, net	23,326	343,660
Cash and cash equivalents	110,470	56,849
Restricted cash	1,993	115,939
Accounts receivable	3,891	15,007
Other assets, net	4,718	15,219
Assets related to discontinued operations	—	649,202
	$144,398	$1,195,876
Liabilities and Equity
Mortgage indebtedness, net	$—	$258,795
Accounts payable and other liabilities	8,331	25,848
Dividends payable	69,053	23,002
Liabilities related to discontinued operations	—	98,445
Total liabilities	77,384	406,090
Commitments and contingencies (Note 8)
Redeemable preferred equity	—	190,000
Retail Value Inc. shareholders' equity
Common shares, with par value, $0.10 stated value; 200,000,000 shares authorized; 21,117,748 and 19,829,498 shares issued at December 31, 2021 and December 31, 2020, respectively	2,112	1,983
Additional paid-in capital	740,517	721,234
Accumulated distributions in excess of net loss	(675,602)	(123,428)
Less: Common shares in treasury at cost: 598 and 234 shares at December 31, 2021 and December 31, 2020, respectively	(13)	(3)
Total equity	67,014	599,786
	$144,398	$1,195,876

The accompanying notes are an integral part of these consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2021	2020	2019
Revenues from operations:
Rental income	$55,603	$80,692	$131,807
Other income	55	45	116
	55,658	80,737	131,923
Rental operation expenses:
Operating and maintenance	7,286	11,460	16,006
Real estate taxes	8,966	15,957	22,763
Property and asset management fees	5,906	8,529	11,764
Impairment charges	1,573	54,370	75,590
General and administrative	3,577	3,612	3,953
Depreciation and amortization	17,217	28,395	44,838
	44,525	122,323	174,914
Other income (expense):
Interest expense, net	(7,899)	(18,334)	(39,364)
Debt extinguishment costs	(6,307)	(5,873)	(18,236)
Other income (expense), net	—	—	(887)
Gain on disposition of real estate, net	29,596	23,710	41,482
	15,390	(497)	(17,005)
Income (loss) before tax expense	26,523	(42,083)	(59,996)
Tax expense	(148)	(858)	(390)
Income (loss) from continuing operations	26,375	(42,941)	(60,386)
(Loss) income from discontinued operations	(44,074)	(50,613)	107,135
Net (loss) income	$(17,699)	$(93,554)	$46,749
Comprehensive (loss) income	$(17,699)	$(93,554)	$46,749

Basic and diluted earnings per share data:
Income (loss) from continuing operations	$1.25	$(2.17)	$(3.18)
(Loss) income from discontinued operations	(2.09)	(2.55)	5.64
Net (loss) income	$(0.84)	$(4.72)	$2.46

The accompanying notes are an integral part of these consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Common Shares
	Shares	Amounts	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income (Loss)	Treasury Stock at Cost	Total
Balance, December 31, 2018	18,465	$1,846	$675,566	$(15,153)	$(6)	$662,253
Issuance of common shares related to stock dividend and stock plan	587	59	17,305	—	10	17,374
Repurchase of common shares	—	—	—	—	(20)	(20)
Adoption of ASC Topic 842 (Leases)	—	—	—	700	—	700
Dividends declared	—	—	—	(39,153)	—	(39,153)
Net income	—	—	—	46,749	—	46,749
Balance, December 31, 2019	19,052	1,905	692,871	(6,857)	(16)	687,903
Issuance of common shares related to stock dividend and stock plan	777	78	28,363	—	16	28,457
Repurchase of common shares	—	—	—	—	(3)	(3)
Dividends declared	—	—	—	(23,017)	—	(23,017)
Net loss	—	—	—	(93,554)	—	(93,554)
Balance, December 31, 2020	19,829	1,983	721,234	(123,428)	(3)	599,786
Issuance of common shares related to stock dividend and stock plan	1,289	129	19,283	—	(10)	19,402
Dividends declared	—	—	—	(534,475)	—	(534,475)
Net loss	—	—	—	(17,699)	—	(17,699)
Balance, December 31, 2021	21,118	$2,112	$740,517	$(675,602)	$(13)	$67,014

The accompanying notes are an integral part of these consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2021	2020	2019
Cash flow from operating activities:
Net (loss) income	$(17,699)	$(93,554)	$46,749
Adjustments to reconcile net (loss) income to net cash flow provided by operating activities:
Depreciation and amortization	33,720	57,053	74,598
Amortization and write-off of above- and below-market leases, net	(676)	(1,092)	(1,237)
Amortization and write-off of debt issuance costs	9,800	8,878	14,510
Gain on disposition of real estate, net	(54,542)	(22,800)	(41,482)
Property insurance proceeds in excess of receivable	—	—	(77,914)
Impairment charges	82,633	115,525	80,070
Loss on debt extinguishment	—	—	235
Interest rate hedging activities	—	—	1,152
Assumption of buildings due to ground lease terminations	(2,660)	—	(830)
Net change in accounts receivable	10,467	(4,026)	2,890
Net change in accounts payable and other liabilities	(9,066)	(5,998)	(3,955)
Net change in other operating assets	9,764	(2,328)	97
Total adjustments	79,440	145,212	48,134
Net cash flow provided by operating activities	61,741	51,658	94,883
Cash flow from investing activities:
Real estate improvements to operating real estate	(10,715)	(22,881)	(79,833)
Proceeds from disposition of real estate	902,728	291,816	316,227
Hurricane property insurance proceeds	—	—	107,691
Net cash flow provided by investing activities	892,013	268,935	344,085
Cash flow from financing activities:
Proceeds from mortgage debt	—	—	900,000
Repayment of mortgage debt, including repayment costs	(354,202)	(320,128)	(1,214,514)
Payment of debt issuance costs	(74)	—	(11,895)
Dividend paid on redeemable preferred equity	(190,000)	—	—
Net transactions with SITE Centers	—	—	(33,596)
Dividends paid	(469,803)	(10,970)	(6,869)
Net cash flow used for financing activities	(1,014,079)	(331,098)	(366,874)

Net (decrease) increase in cash, cash equivalents and restricted cash	(60,325)	(10,505)	72,094
Cash, cash equivalents and restricted cash, beginning of period	172,788	183,293	111,199
Cash, cash equivalents and restricted cash, end of period	$112,463	$172,788	$183,293

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.Summary of Significant Accounting Policies

Nature of Business

On July 1, 2018, SITE Centers Corp., (“SITE Centers” or the “Manager”), completed the separation of Retail Value Inc., an Ohio corporation formed in December 2017 that owned and operated a portfolio of 48 retail shopping centers that at the time of the separation included 36 continental U.S. properties and 12 Puerto Rico properties (collectively, “RVI,” the “RVI Predecessor” or the “Company”) into an independent public company.  At December 31, 2021, RVI owned one retail shopping center in Gulfport, Mississippi, subject to a ground lease, comprising 0.6 million square feet of Company-owned gross leasable area (“GLA”).

In connection with the separation from SITE Centers, SITE Centers retained 1,000 shares of RVI’s Series A preferred stock (the “RVI Preferred Shares”) having an aggregate dividend preference equal to $190 million.  In October 2021, the Board of Directors of the Company authorized and the Company made a distribution on the RVI Preferred Shares in the aggregate amount of $190.0 million.  In December 2021, the Company repurchased all of the outstanding RVI Preferred Shares from SITE Centers for an aggregate purchase price of $1.00 (Note 7).  As a result, the RVI Preferred Shares are no longer outstanding.

On July 1, 2018, the Company and SITE Centers also entered into an external management agreement (the “External Management Agreement”) which, together with various property management agreements, governed the fees, terms and conditions pursuant to which SITE Centers managed RVI and its properties through December 31, 2021.  SITE Centers and RVI also entered into a tax matters agreement that governs the rights and responsibilities of the parties following RVI’s separation from SITE Centers with respect to various tax matters and provides for the allocation of tax-related assets, liabilities and obligations.  In December 2021, the Company and SITE Centers entered into a new external management agreement (the “New Management Agreement”), which became effective on January 1, 2022 and governs the management and sale for the Company’s remaining property and the wind-up of the Company’s operations (Note 11).  SITE Centers provides RVI with day-to-day management, subject to supervision and certain discretionary limits and authorities granted by the RVI Board of Directors.  The Company does not have any employees.

Amounts relating to the number of properties and square footage are unaudited.

Principles of Consolidation

The consolidated financial statements include the results of the Company and all entities in which the Company has a controlling interest.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the year.  The Company considered impacts to its estimates related to the COVID-19 pandemic, as appropriate, within its consolidated financial statements, and there may be changes to those estimates in future periods.  The Company believes that its accounting estimates are appropriate after giving consideration to the increased uncertainties surrounding the severity and duration of the COVID-19 pandemic.  Actual results could differ from those estimates.

Disposition of Real Estate

Sales of nonfinancial assets, such as real estate, are to be recognized when control of the asset transfers to the buyer, which will occur when the buyer has the ability to direct the use of or obtain substantially all of the remaining benefits from the asset.  This generally occurs when the transaction closes and consideration is exchanged for control of the asset.

A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift of the Company’s geographical concentration and business.  The disposition of all of the Company’s Puerto Rico properties qualified for discontinued operations presentation.  The sale of individual continental U.S. properties did not qualify for discontinued operations presentation, and thus, the results of the continental U.S properties that have been sold to date remain in Income from Continuing Operations, and any associated gains or losses from the disposition are included in Gain on Disposition of Real Estate.

Revenue Recognition

For the real estate industry, leasing transactions are not within the scope of the standard.  A majority of the Company’s tenant-related revenue is recognized pursuant to lease agreement and is governed by the leasing guidance.

Rental Income

Rental Income on the consolidated statements of operations includes contractual lease payments that generally consist of the following:

•

Fixed-lease payments, which include fixed payments associated with expense reimbursements from tenants for common area maintenance, taxes and insurance from tenants in shopping centers and are recognized on a straight-line basis over the non-cancelable term of the lease, which generally ranges from one month to 30 years, and include the effects of applicable rent steps and abatements.

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

•	Lease termination payments, which are recognized upon the effective termination of a tenant’s lease when the Company has no further obligations under the lease.
•	Ancillary and other property-related rental payments, primarily composed of leasing vacant space to temporary tenants, kiosk income, and parking income which are recognized in the period earned.

For those tenants where the Company is unable to assert that collection of amounts due over the lease term is probable, the Company has categorized these tenants on the cash basis of accounting.  As a result, no rental income is recognized from such tenants once they have been placed on the cash basis of accounting until payments are received.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	For the Year Ended December 31,
	2021	2020	2019
Stock dividends	$18.6	$28.1	$17.3
Dividend declared, but not paid	69.1	23.0	39.1
Accounts payable related to construction in progress (continuing operations)	—	0.1	1.0
Accounts payable related to construction in progress (discontinued operations)	—	2.8	4.1
Note receivable related to disposition of shopping center	—	3.0	—
Assumption of buildings due to ground lease terminations (discontinued operations)	2.7	—	0.8

Real Estate

Real estate assets, which include construction in progress, are stated at cost less accumulated depreciation. Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the real estate assets as follows:

Buildings	Useful lives, ranging from 20 to 31.5 years
Building improvements and fixtures	Useful lives, ranging from 3 to 20 years
Tenant improvements	Shorter of economic life or lease terms

Useful lives of depreciable real estate assets are assessed periodically and account for any revisions, which are not material for the periods presented, prospectively. Expenditures for maintenance and repairs are charged to operations as incurred. Significant expenditures that improve or extend the life of the asset are capitalized. Construction in Progress primarily relates to shopping center redevelopments.

Real Estate Impairment Assessment

Individual real estate assets and intangibles are reviewed for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment indicators are primarily related to changes in estimated hold periods and significant decreases in projected cash flows including estimated fair value; however, other impairment indicators could occur.  An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value. The determination of anticipated undiscounted cash flows is inherently subjective, requiring significant estimates made by management, and considers the most likely expected course of action at the balance sheet date based on current plans, intended holding periods and available market information. As the Company is evaluating the sale of its remaining property, the undiscounted future cash flows analysis is probability-weighted based upon management’s best estimate of the likelihood of the alternative courses of action as of the balance sheet date. If an impairment is indicated, an impairment loss is then recognized based on the excess of the carrying amount of the asset over its fair value. Aggregate impairment charges, including those classified within discontinued operations, related to real estate assets were $82.6 million, $115.5 million and $80.1 million for the years ended December 31, 2021, 2020 and 2019, respectively (Note 9).

Real Estate Held for Sale

The Company generally considers assets to be held for sale when management believes that a sale is probable within a year. This generally occurs when a sales contract is executed with no substantive contingencies and the prospective buyer has significant funds at risk. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value, less cost to sell. The Company evaluated its properties and did not identify any properties that would meet the above-mentioned criteria for held for sale as of December 31, 2021 and 2020.

Interest and Real Estate Taxes

Interest and real estate taxes incurred relating to the construction, expansion or redevelopment of shopping centers are capitalized and depreciated over the estimated useful life of the building. The Company ceased the capitalization of these costs when construction activities were substantially completed and the property was available for occupancy by tenants.  The Company ceased the capitalization of interest when the mortgage loan was repaid in full. If the Company suspended substantially all activities related to development of a qualifying asset, the Company ceased capitalization of interest and taxes until activities were resumed.

Interest paid on the Company’s mortgage indebtedness for the years ended December 31, 2021, 2020 and 2019, aggregated $8.8 million, $20.6 million and $41.8 million, respectively. The Company capitalized interest of $1.1 million for the year ended December 31, 2019.  Capitalized interest was immaterial in 2021 and 2020.

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

Restricted Cash

At December 31, 2021, the Company’s restricted cash represented escrow amounts on deposit established at the closing of two shopping center dispositions, which may be released to the Company in the event certain leasing and repair activity is completed prior to April 2022.  At December 31, 2020, the Company’s restricted cash represented amounts on deposit with financial institutions primarily for debt service payments, real estate taxes, capital improvements and operating reserves as required pursuant to the applicable loan agreement and Hurricane Maria property insurance settlement proceeds and related reserves. For purposes of the Company’s consolidated statements of cash flows, changes in restricted cash are aggregated with cash and cash equivalents.

Accounts Receivable

The Company makes estimates of the collectability of its accounts receivable related to base rents, including straight-line rentals, expense reimbursements and other revenue or income.  Rental income has been reduced for amounts the Company believes are not probable of being collected.  The Company analyzes tenant credit worthiness, as well as current economic trends and tenant-specific sector trends when evaluating the probability of collection of accounts receivable.  In evaluating tenant credit worthiness, the Company’s assessment may include a review of payment history, tenant sales performance and financial position.  For larger national tenants, the Company also evaluates projected liquidity, as well as the tenant’s access to capital and the overall health of the particular sector.  In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the probability of collection of the related receivable.  The time to resolve these claims may exceed one year.  These estimates have a direct impact on the Company’s earnings because once the amount is considered not probable of being collected, earnings are reduced by a corresponding amount until the receivable is collected.

Accounts receivable do not include estimated amounts not probable of being collected (including contract disputes) of $0.6 million and $2.9 million at December 31, 2021 and 2020, respectively.  Accounts receivable are generally expected to be collected within one year.

Treasury Shares

The Company’s share repurchases are reflected as treasury shares utilizing the cost method of accounting and are presented as a reduction to consolidated shareholders’ equity.  Reissuances of the Company’s treasury shares at an amount below cost are recorded as a charge to paid-in capital due to the Company’s cumulative distributions in excess of net income.

Leases

The lessor accounting policies include the following:

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

ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.  Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the term of the lease.  As the Company’s remaining lease does not include an implicit rate, the Company used its incremental borrowing rate based on the information available at the commencement date of the standard in determining the present value of lease payments.  The Company utilized a market-based approach to estimate the incremental borrowing rate (“IBR”), which required significant judgment.  The Company estimated base IBRs based on an analysis of (i) yields on comparable companies, (ii) observable mortgage rates and (iii) unlevered property yields and discount rates.  The Company applied adjustments to the base IBRs to account for full collateralization and lease term.  Operating lease ROU assets also include any lease payments made.  The Company has options to extend the ground leases; however, the options were not considered as part of the lease term when calculating the lease liability as they were not reasonably certain to be exercised.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

In the normal course of business, the Company, or one or more of its subsidiaries, is subject to examination by federal, state, commonwealth and local tax jurisdictions in which it operates where applicable. For the year ended December 31, 2021, the Company recognized no material adjustments regarding its tax accounting treatment for uncertain tax provisions.  As of December 31, 2021, the tax years that remain subject to examination by the major tax jurisdictions under applicable statutes of limitations are the year 2018 and forward.

Deferred Tax Assets

The Company accounted for income taxes related to its taxable REIT subsidiary (“TRS”) under the asset and liability method, which required the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the financial statements.  Under this method, deferred tax assets and liabilities were determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences were expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities was recognized in the income statement in the period that included the enactment date.

Prior to the merger of the TRS into the Company, the Company recorded net deferred tax assets to the extent it believed it was more likely than not that these assets would be realized. A valuation allowance was recorded against the deferred tax assets when the Company determined that an uncertainty existed regarding their realization, which would have increased the provision for income taxes.  In making such determination, the Company considered all available positive and negative evidence, including forecasts of future taxable income, the reversal of other existing temporary differences, available net operating loss carryforwards, tax planning strategies and recent results of operations.  Several of these considerations required assumptions and significant judgment about the forecasts of future taxable income and must be consistent with the plans and estimates that the Company was utilizing to manage its business.  As a result, to the extent facts and circumstances change, an assessment of the need for a valuation allowance was made.

In 2021, the Company wrote-off the deferred tax asset as a result of the sale of all the assets of the TRS and subsequent merger of the TRS into the Company.

Deferred Financing Costs

External costs and fees incurred in obtaining indebtedness are included in the Company’s consolidated balance sheets as a direct deduction from the related debt liability. The aggregate costs are amortized over the terms of the related debt agreements. Such amortization is reflected in Interest Expense in the Company’s consolidated statements of operations.

Segments

At December 31, 2020, the Company had two reportable operating segments: continental U.S. and Puerto Rico.  As a result of the sale of the remaining Puerto Rico properties in 2021, the Company no longer reports financial results for the Puerto Rico segment and instead reports the financial results of the Puerto Rico segment as discontinued operations for all periods presented (Note 10).  The Company’s chief operating decision maker, the Company’s Board of Directors, may review operational and financial data on a property basis but also reviewed the portfolio based on the two geographical areas.  The tenant base of the Company primarily included national and regional retail chains and local tenants.  Consequently, the Company’s credit risk is concentrated in the retail industry.

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

2.Revenue Recognition

Impact of COVID-19 Pandemic on Revenue and Receivables

Beginning in March 2020, the retail sector within the continental U.S. and Puerto Rico was significantly impacted by the COVID-19 pandemic.  Though the impact of the COVID-19 pandemic on tenant operations varied by tenant category, local conditions and applicable government mandates, a significant number of the Company’s tenants experienced a reduction in sales and foot traffic, and many tenants were forced to limit their operations or close their businesses for a period of time, primarily in 2020.  The COVID-19 pandemic also had a significant impact on the Company’s collection of rents from April 2020 through the end of 2020.  The Company engaged in discussions with most of its larger tenants that failed to satisfy all or a portion of their rent obligations and agreed to terms on rent-deferral arrangements (and, in a small number of cases, rent abatements) and other lease modifications with a significant number of such tenants.  As of December 31, 2021 and 2020, $0.5 million and $2.7 million, respectively, remained outstanding under these deferral arrangements for tenants that are not accounted for on the cash basis.

During the year ended December 31, 2021, the Company recorded net uncollectible revenue, which resulted in rental income of $5.1 million, primarily related to contractual rents paid from tenants on the cash basis of accounting (including rent deferrals) that were contractually due in 2020.  For the year ended December 31, 2020, tenants on the cash basis of accounting and other related reserves resulted in a reduction of rental income of $16.6 million.  In 2020, these amounts also include reductions in contractual rental payments due from tenants as compared to pre-modification payments due to the impact of lease modifications, with a partial increase in straight-line rent to offset a portion of the impact on net income.

For those tenants where the Company is unable to assert that collection of amounts due over the lease term is probable, regardless if the Company has entered into a deferral agreement to extend the payment terms, the Company has categorized these tenants on the cash basis of accounting.  As a result, all existing accounts receivable relating to these tenants have been reserved in full, including straight-line rental income, and no rental income is recognized from such tenants once they have been placed on the cash basis of accounting until payments are received.  The Company will remove the cash basis designation and resume recording rental income from such tenants on a straight-line basis at such time it believes collection from the tenants is probable based upon a demonstrated payment history, improved liquidity, the addition of credit-worthy guarantors or recapitalization event.
3.	Other Assets and Intangibles, net

Other Assets and Intangibles, net consists of the following (in thousands):

	December 31,
	2021	2020
Intangible assets:
In-place leases, net	$—	$3,244
Above-market leases, net	—	410
Lease origination costs, net	—	487
Tenant relationships, net	—	3,802
Total intangible assets, net	—	7,943
Operating lease ROU assets	1,098	1,509
Notes receivable(A)	3,000	3,000
Other assets:
Prepaid expenses	511	2,567
Other assets	109	200
Total other assets, net	$4,718	$15,219

Below-market leases, net (other liabilities)	$—	$10,064
(A)	Maturity date is the earlier of September 24, 2022 (subject to buyer’s option to exercise a six-month extension in certain circumstances) and the satisfaction of certain property leasing conditions.

Amortization expense related to the Company’s intangibles, including those classified within discontinued operations and excluding above- and below-market leases, was as follows (in thousands):

Period	Expense
2021	$1,126
2020	2,800
2019	5,137

Above-market leases, including those classified within discontinued operations, were recorded as contra revenue of $0.2 million, $0.3 million and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.  Revenue was recorded for below-market leases, including those classified within discontinued operations, of $0.9 million, $1.4 million and $1.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. These items are included in Rental Income within the consolidated statements of operations (excluding activity associated with discontinued operations).
4.	Leases

Lessee

At December 31, 2021, the Company has one long-term ground lease in which it is the lessee (Crossroads Center in Gulfport, Mississippi) with an expiration date in November 2033.  The ground lease includes one, 25-year option to extend the lease term upon its expiration at fair market ground rent (as determined by an independent appraiser at the time of the option’s exercise).  The Company determined that the arrangement was a lease at inception. Operating lease expenses, including straight-line expense, included in Operating and Maintenance Expense for the Company’s ground leases, aggregated $0.3 million, $0.4 million and $0.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The operating lease ROU asset and operating lease liability are included in the Company’s consolidated balance sheets as follows (in thousands):

		December 31,
	Classification	2021	2020
Operating Lease ROU Assets	Other Assets, Net	$1,098	$1,509
Operating Lease Liabilities	Accounts Payable and Other Liabilities	2,126	2,602

Supplemental information related to one and two operating leases at December 2021 and 2020, respectively, was as follows:

	December 31,
	2021	2020
Weighted-Average Remaining Lease Term	11.9 years	11.1 years
Weighted-Average Discount Rate	6.9%	6.7%
Cash paid for amounts included in the measurement — operating cash flows from lease liabilities (in thousands)	$198	$414

As determined under Topic 842, maturities of lease liabilities were as follows for the years ended December 31, (in thousands):

Year	December 31,
2022	$207
2023	217
2024	228
2025	239
2026	251
Thereafter	2,088
Total lease payments	3,230
Less imputed interest	(1,104)
Total	$2,126

Lessor

Space in the Company’s remaining shopping center is leased to tenants pursuant to agreements that provide for terms generally ranging from one month to 30 years and for rents which, in some cases, are subject to upward adjustments based on operating expense levels, sales volume or contractual increases as defined in the lease agreements.

The scheduled future minimum rental revenues from one rental property under the terms of all non-cancelable tenant leases (including those on the cash basis), assuming no new or renegotiated leases or option extensions, as determined under Topic 842 for such premises for the years ending December 31, were as follows (in thousands):

Year	December 31,
2022	$6,206
2023	6,068
2024	4,991
2025	1,685
2026	652
Thereafter	1,003
Total	$20,605
5.	Indebtedness

Mortgage Loan

On March 11, 2019, certain wholly-owned subsidiaries of the Company entered into a mortgage loan with an initial aggregate principal amount of $900 million.  The borrowers’ obligations were evidenced by promissory notes which were secured by, among other things: (i) mortgages encumbering the borrowers’ properties located in the continental U.S. (which comprise substantially all of the Company’s properties located in the continental U.S.) and Plaza del Sol, located in Bayamon, Puerto Rico; (ii) a pledge of the equity of the Company’s subsidiaries that owned each of the Company’s properties located in Puerto Rico and a pledge of related rents and other cash flows, insurance proceeds and condemnation awards and (iii) a pledge of any reserves and accounts of any borrower. The loan facility’s initial maturity was March 9, 2021, subject to three one-year extensions at the borrowers’ option.  In March 2021, the borrowers exercised the first one-year option, thereby extending the loan’s maturity date to March 9, 2022.

At December 31, 2020, the mortgage loan outstanding was $354.2 million and net unamortized debt issuance costs of $9.7 million resulted in a net carrying value of $344.5 million.  Its interest rate was 4.1%.  The loan facility was structured as an interest-only loan.  In connection with the sale of the Company’s remaining Puerto Rico properties in the third quarter of 2021, the Company fully repaid the entire balance of its mortgage loan.  Accordingly, the lender released all remaining collateral and restricted cash balances.  The Company had no mortgage debt outstanding at December 31, 2021.

Credit Agreement

The Company maintained a Credit Agreement (the “Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provided for borrowings of up to $30.0 million.  The Company’s obligations under the Revolving Credit Agreement were guaranteed by SITE Centers in favor of PNC.  In the third quarter of 2021, as a result of the repayment of the Company’s mortgage loan discussed above, the commitments of the lenders under the Revolving Credit Agreement terminated in accordance with the terms of the Revolving Credit Agreement.  At the time of its termination, there were no amounts outstanding under the Revolving Credit Agreement.
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

Debt

The fair market value of debt was estimated using a discounted cash flow technique that incorporated future contractual interest and principal payments and a market interest yield curve with adjustments for duration, optionality and risk profile, which included the Company’s non-performance risk and loan to value, and was classified as Level 3 in the fair value hierarchy.  Considerable judgment was necessary to develop estimated fair values of financial instruments.  Accordingly, the estimates presented were not necessarily indicative of the amounts the Company could have realized on disposition of the financial instruments.  The carrying amount of debt, including deferred financing costs, was $344.5 million and the fair value of debt was $362.7 million at December 31, 2020.
7.	Redeemable Preferred Equity and Common Shares

Redeemable Preferred Equity

On June 30, 2018, the Company issued the RVI Preferred Shares to SITE Centers, which were noncumulative and had no mandatory dividend rate.  The RVI Preferred Shares ranked, with respect to dividend rights, and rights upon liquidation, dissolution or winding up of the Company, senior in preference and priority to the Company’s common shares and any other class or series of the Company’s capital stock.  In October 2021, the Board of Directors of the Company authorized and the Company made a distribution on the RVI Preferred Shares in the aggregate amount of $190.0 million.  In December 2021, the Company repurchased all of the outstanding RVI Preferred Shares from SITE Centers for an aggregate purchase price of $1.00.  As a result, the RVI Preferred Shares are no longer outstanding.

Cash Dividends

In October 2021, the Company paid a cash dividend of $22.04 per share funded primarily with asset sale proceeds.  In December 2021, the Board of Directors of the Company declared a cash dividend of $3.27 per common share, which was paid on January 18, 2022 (Note 15) and also funded primarily with asset sale proceeds.  The common share dividends were on account of transactional activity and not taxable income generated in Puerto Rico, and therefore, they were not subject to the Puerto Rico withholding tax of 10%.

Stock Dividends

In November 2020, November 2019 and December 2018, the Board of Directors of the Company declared dividends on the Company’s common shares, which were paid in January 2021, January 2020 and January 2019, respectively, in a combination of cash and the Company’s common shares, subject to a Puerto Rico withholding tax of 10%.  The aggregate amount of cash paid to shareholders was limited to 10% of the total dividend paid in January 2021 and 20% of the total dividend paid in January 2020 and January 2019.  In accordance with 2020 guidance from the Internal Revenue Service, certain real estate investment trusts were permitted to distribute up to 90% of distributions declared prior to December 31, 2020, in stock in order to conserve capital and enhance their liquidity.  The total cash paid includes the Puerto Rico withholding tax.  The stock dividends were paid as follows:

	Year Paid
	2021	2020	2019
Dividends declared per share	$1.16	$2.05	$1.30
Volume-weighted average trading price per share	$14.8492	$36.7839	$29.8547
Common shares issued	1,253,988	763,884	578,238
Cash paid (in millions)	$4.4	$11.0	$6.7

8.	Commitments and Contingencies

Hurricane Loss

In 2017, Hurricane Maria made landfall in Puerto Rico.  At the time of the hurricane, the Company owned 12 properties in Puerto Rico, aggregating 4.4 million square feet of Company-owned GLA, which sustained varying degrees of damage.  In August 2019, the Company reached a settlement with its insurer with respect to the Company’s claims relating to the hurricane damage.  As of December 31, 2021, the Company no longer had any interests in the assets in Puerto Rico.

The remaining property damage settlement proceeds, along with other related insurance claim escrows of $37.2 million, previously reflected in the Company’s consolidated balance sheets as Restricted Cash, were released to the Company in the third quarter of 2021 in connection with the full repayment of the mortgage loan.

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

Hurricane Property Insurance Income reflected as Discontinued Operations on the operating results related to the Puerto Rico segment (Note 10) for the year ended December 31, 2019, includes $77.5 million resulting from the excess payments made by the insurer and tenant over the $78.8 million of the net book value written off.

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
9.	Impairment Charges

The Company recorded impairment charges based on the difference between the carrying value of the assets and the estimated fair market value as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Puerto Rico properties(A)	$81,060	$61,155	$4,480
Continental U.S. properties(B)	1,573	54,370	75,590
Total impairment charges	$82,633	$115,525	$80,070

(A)	Triggered by a change in the hold period assumptions.
(B)	Triggered by assets held for sale in the third quarter of 2021, indicative bids received and changes in market assumptions due to the disposition process, as well as changes in projected cash flows.

Items Measured at Fair Value

For operational real estate assets that do not have an indicative bid, the significant assumptions included the capitalization rate used in the income capitalization valuation, as well as the projected property net operating income.  These valuations were calculated based on market conditions and assumptions made by the Manager or the Company at the time the impairments were recorded, which may differ materially from actual results if market conditions or the underlying assumptions change.

The following table presents information about the fair value of real estate that was impaired, and therefore, measured on a fair value basis, along with the related impairment charge. The table also indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in millions).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Total Impairment Charges
Long-lived assets held and used
December 31, 2021	$—	$—	$467.4	$467.4	$82.6
December 31, 2020	—	—	412.0	412.0	115.5
December 31, 2019	—	—	367.3	367.3	80.1

The following table presents quantitative information about the significant unobservable inputs used by the Company to determine the fair value for the year ended December 31, 2021 (in millions):

	Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Long-lived assets held and used	$467.4	Indicative Bid(A)	Indicative Bid(A)	N/A	N/A

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
(A)

Fair value measurements based upon indicative bids were developed by third-party sources (including offers and comparable sales values), subject to the Manager’s corroboration for reasonableness.  The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated values.

10.	Discontinued Operations

In the third quarter of 2021, the Company sold all of its interests in the limited liability companies that owned its nine remaining properties located in Puerto Rico (comprising approximately 3.5 million square feet of Company-owned GLA) for a gross sales price of $550.0 million.  The sale also included all of the Company’s interests in a consolidated joint venture that owned an undeveloped parcel of land adjacent to Plaza Isabela.  Net proceeds received at closing were approximately $539.0 million.  The Company previously sold its interest in one Puerto Rico asset in 2020 and two other Puerto Rico properties in the second quarter of 2021 in separate transactions.

At July 1, 2018, the date of the Company’s spin-off from SITE Centers into a separate publicly traded company, the Company had 12 properties in Puerto Rico and had two reportable segments: continental U.S. and Puerto Rico.  The sale of all the properties in Puerto Rico represented a strategic shift in the Company’s geographic concentration and business and, as such, the Puerto Rico properties are reflected as discontinued operations for all periods presented.  Only Interest Expense which was specifically identifiable to the Puerto Rico assets is included in the computation of interest expense attributable to discontinued operations.

The following table presents the assets and liabilities associated with the Puerto Rico segment as follows (in thousands):

December 31, 2020
Assets
Land	$290,991
Buildings	610,485
Fixtures and tenant improvements	65,540
967,016
Less: Accumulated depreciation	(340,126)
626,890
Construction in progress	1,194
Total real estate assets, net	628,084
Accounts receivable	10,295
Other assets, net	10,823
Assets related to discontinued operations	$649,202

Liabilities
Mortgage indebtedness, net	$85,690
Accounts payable and other liabilities	12,755
Liabilities related to discontinued operations	$98,445

The operating results related to the Puerto Rico segment were as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Revenues:
Rental income	$64,224	$89,033	$98,521
Business interruption income	—	—	7,675
Other income	—	38	976
	64,224	89,071	107,172
Rental operation expenses:
Operating and maintenance	19,349	29,343	25,598
Real estate taxes	2,827	4,795	4,930
Property and asset management fees	9,563	10,083	10,093
Impairment charges	81,060	61,155	4,480
Hurricane property insurance income, net	—	—	(79,391)
Depreciation and amortization	16,503	28,658	29,760
	129,302	134,034	(4,530)
Other income (expense):
Interest expense, net	(2,055)	(4,408)	(3,310)
Debt extinguishment costs	(1,951)	(49)	(1,143)
Other income, net	197	251	—
Gain (loss) on disposition of real estate	24,946	(910)	—
	21,137	(5,116)	(4,453)
(Loss) income from discontinued operations before tax expense	(43,941)	(50,079)	107,249
Tax expense	(133)	(534)	(114)
(Loss) income from discontinued operations	$(44,074)	$(50,613)	$107,135

The following table summarizes cash flow data related to discontinued operations (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Depreciation and amortization	$16,503	$28,658	$29,760
Amortization and write-off of below-market leases, net	210	316	316
Impairment charges	81,060	61,155	4,480
Assumption of buildings due to ground lease terminations	2,660	—	830
Real estate improvements to operating real estate	4,452	18,528	66,570
11.	Transactions with SITE Centers

The following table presents fees and other amounts charged by SITE Centers (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Property management fees(A)	$8,687	$9,959	$11,360
Asset management fees (B)	6,782	8,653	10,497
Leasing commissions(C)	1,687	2,755	3,151
Maintenance services and other(D)	883	1,474	1,469
Disposition fees(E)	9,336	3,142	3,352
Credit facility guaranty and debt refinancing fees(F)	60	60	1,860
Legal fees(G)	455	361	663
	$27,890	$26,404	$32,352
(A)

Property management fees are generally calculated based on a percentage of tenant cash receipts collected during the three months immediately preceding the most recent June 30 or December 31.  For the year ended December 31, 2021, includes the monthly supplemental fees discussed below.

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
(F)

The Company paid a debt financing fee equal to 0.20% of the aggregate principal amount of the mortgage refinancing closed in March 2019.  The credit facility guaranty fee equals 0.20% per annum of the aggregate commitments under the Revolving Credit Agreement plus an amount equal to 5.0% per annum times the average aggregate daily principal amount of loans plus the aggregate stated average daily amount of letters of credit outstanding under the Revolving Credit Agreement.  Credit facility guaranty fees are included within Interest Expense on the consolidated statements of operations (Note 5).

(G)	Legal fees charged for collection activity and negotiating and reviewing tenant leases and contracts for asset dispositions.

The Company entered into two separate Amended and Restated Agreements (the “Agreement”) with JDN Development Company (an affiliate of SITE Centers) in order to address the impact of the COVID-19 pandemic on the level of effort required to manage the portfolio and the property management fees for the six-month period ending December 31, 2020 and the six-month period ending June 30, 2021.  Pursuant to the terms of the Company’s existing property management agreements with SITE Centers in effect prior to January 1, 2022, property management fees were determined on each July 1 and January 1 based on gross property revenues received during the three-month period immediately preceding such determination date.  In order to offset the impact of reduced property collections during the periods below, the Agreement provided that the Company was to pay JDN Development Company a monthly supplemental fee as shown below.  These arrangements were only in effect through June 30, 2021.  The supplemental fees are reflected in the property management fees line item in the table above.

On December 15, 2021, the Company and certain subsidiaries of SITE Centers entered into the New Management Agreement which took effect on January 1, 2022 and provides for property management and leasing services for the Company’s remaining property and for corporate services in connection with the anticipated wind-up of the Company’s business.  Pursuant to the terms of the New Management Agreement, the Company will pay the Manager an asset management fee for services rendered in connection with corporate management of the Company in an aggregate amount of (i) $500,000 for calendar year 2022, (ii) $300,000 per annum commencing on January 1, 2023 until the end of the calendar quarter in which the Company’s shares are deregistered under the Securities Exchange Act of 1934 (the “Exchange Act”) and/or the Company’s reporting obligations under the Exchange Act are suspended or terminated, and (iii) $100,000 per annum, commencing from the calendar quarter immediately following the calendar quarter in which the Company’s shares are deregistered under the Exchange Act and/or the Company’s reporting obligations under the Exchange Act are suspended or terminated until the expiry of the scheduled term of the New Management Agreement (which is the fifth anniversary of the date on which the Company files articles of dissolution with the Secretary of State of the State of Ohio) or the earlier termination thereof. In addition, until the consummation of the sale of the Company’s remaining property, Crossroads Center, the Company will pay the Manager a monthly property management fee equal to $22,000 per month.  With respect to Crossroads Center, the New Management Agreement also provides for payments to Manager of: leasing commissions of $4.00 per square foot for the initial lease term and $2.00 per square foot in connection with each negotiated renewal or extension; 1.0% of the gross sale price in connection with any sale; and costs and expenses incurred by the Manager in connection with construction and tenant coordination services. The New Management Agreement also provides that the Company may, in its sole discretion, make an additional incentive payment to the Manager in an amount not to exceed $500,000 upon the completion of the sale of Crossroads Center.

The New Management Agreement also obligates the Company to pay or reimburse the Manager for all commercially reasonable third-party costs and expenses incurred in the performance of its duties under the New Management Agreement, including, but not limited to, all fees and expenses paid to outside advisors (legal and accounting), consultants, architects, engineers and other professionals reasonably required for the performance of the Manager’s duties.
12.	Earnings Per Share

The following table provides the net (loss) income and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding and “diluted” EPS (in thousands, except per share amounts):

	For the Year Ended December 31,
	2021	2020	2019
Numerators – Basic and Diluted
Continuing Operations:
Net income (loss) attributable to common shareholders	$26,375	$(42,941)	$(60,386)
Less: Earnings attributable to unvested shares	—	(16)	(52)
Net income (loss) attributable to common shareholders after allocation to participating securities	26,375	(42,957)	(60,438)
Discontinued Operations:
(Loss) income from discontinued operations after allocation to participating securities	(44,074)	(50,613)	107,135
Total	$(17,699)	$(93,570)	$46,697

Denominators – Number of Shares
Basic and Diluted—Average shares outstanding	21,062	19,806	19,008

Basic and Diluted Earnings Per Share:
Income (loss) from continuing operations	$1.25	$(2.17)	$(3.18)
(Loss) income from discontinued operations	(2.09)	(2.55)	5.64
Total	$(0.84)	$(4.72)	$2.46

Basic average shares outstanding do not include 13,476 and 25,528 restricted share units issued to outside directors in consideration for their compensation that were unvested at December 31, 2020 and 2019, respectively (none in 2021).
13.	Income Taxes

The Company elected to be treated as a REIT under the Code, commencing with its taxable year ending December 31, 2018, and intends to maintain its status as a REIT for U.S. federal income tax purposes in future periods.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its taxable income to its shareholders.  It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status.  As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes to its shareholders.  As the Company distributed sufficient taxable income for the years ended December 31, 2021, 2020 and 2019, no U.S. federal income or excise taxes were incurred.

If the Company does not qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years.  Even if the Company qualifies for taxation as a

REIT, the Company may be subject to certain foreign, state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income.  In addition, the Company has a TRS that is subject to federal, state and local income taxes on any taxable income generated from its operational activity.

In order to maintain its REIT status, the Company must meet certain income tests to ensure that its gross income consists of passive income and not income from the active conduct of a trade or business.  The Company utilized its TRS to hold title to a significant number of its continental U.S. properties that have been subject to short-term sales that would otherwise be subject to the prohibited transaction tax.  In December 2021, the TRS was merged into the Company.

On August 22, 2018, the Puerto Rico Department of Treasury (“PR Treasury”) approved a closing agreement that transferred to the Company a certain closing agreement previously entered into between SITE Centers and PR Treasury (the “Closing Agreement”).  In general, pursuant to the Closing Agreement, the Company will be exempt from Puerto Rico income taxes so long as it qualifies as a REIT in the U.S. and distributes at least 90% of its Puerto Rico net taxable income to its shareholders every year. Distributions of Puerto Rico-sourced net taxable income to Company shareholders will be subject to a 10% Puerto Rico withholding tax.

For the years ended December 31, 2021, 2020 and 2019, the Company made net tax payments of $0.6 million, $0.3 million and $0.4 million, respectively.

The following represents the activity of the Company’s TRS (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Book income (loss) before income taxes	$23,018	$(17,973)	$740
Current	$44	$593	$—
Deferred	—	—	—
Total income tax expense	$44	$593	$—

The differences between total income tax expense and the amount computed by applying the statutory income tax rate to income before taxes with respect to the Company’s TRS activity were as follows (in thousands):

	For the Year Ended December 31,
TRS	2021	2020	2019
Statutory Rate	21%	21%	21%
Statutory rate applied to pre-tax (loss) income	$4,834	$(3,774)	$155
State tax expense net of federal benefit	35	469	—
Deferred tax impact of transferred assets	—	(12,345)	—
Valuation allowance increase based on transferred assets	—	12,345	—
Deferred tax impact from merger of TRS	57,418	—	—
Valuation allowance decrease from merger of TRS	(57,418)	—	—
Valuation allowance increase (decrease) - other deferred	(4,825)	4,416	(1,909)
Other	—	(518)	1,754
Total expense	$44	$593	$—
Effective tax rate	0.19%	(3.30%)	0%

In 2021, the Company wrote-off the deferred tax asset as a result of the sale of all the assets of the TRS and subsequent merger of the TRS into the Company.  Deferred tax assets and liabilities of the Company’s TRS for the year ended December 31, 2020 were as follows (in thousands):

2020
Deferred tax assets(A)	$60,240
Deferred tax liabilities	(2,522)
Valuation allowance	(57,718)
Net deferred tax asset	$—
(A)	Primarily attributable to net operating losses of $8.6 million at December 31, 2020 and book/tax differences in the basis of assets contributed of $48.9 million as of December 31, 2020.

Reconciliation of GAAP net income attributable to RVI to taxable (loss) income is as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
GAAP net (loss) income attributable to RVI	$(17,699)	$(93,554)	$46,749
Plus: Book depreciation and amortization	21,662	39,561	64,487
Less: Tax depreciation and amortization	(17,239)	(36,418)	(59,696)
Book/tax differences on losses from capital transactions	(341,677)	(97,567)	(6,789)
Deferred income	(1,245)	(4,538)	(154)
TRS equity investment	(23,018)	18,567	(740)
Impairment charges	81,060	78,555	56,090
Nontaxable insurance proceeds	—	—	(80,007)
Miscellaneous book/tax differences, net	(4,511)	11,384	(1,724)
Taxable (loss) income subject to the 90% dividend requirement	$(302,667)	$(84,010)	$18,216

Reconciliation between cash and stock dividends paid and the dividend paid deduction is as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Dividends paid (A)	$678,424	$39,057	$24,005
Less: Dividends designated to prior year	—	(39,057)	(22,343)
Plus: Dividends designated from the following year	69,053	—	39,057
Less: Return of capital	(747,477)	—	(22,503)
Dividends paid deduction	$—	$—	$18,216
(A)	Dividends paid in 2020 and 2019 include stock dividends distributed under IRS Revenue Procedure 2009-15. The January 2021 stock dividend was distributed under IRS Revenue Procedure 2020-19.
14.	Segment Information

Prior to the third quarter of 2021, the Company had two reportable operating segments: continental U.S. and Puerto Rico.  As a result of the sale of the remaining Puerto Rico properties in 2021, the Company no longer reports financial results for the Puerto Rico segment and instead reports the financial results of the Puerto Rico segment as discontinued operations for all periods presented (Note 10).
15.	Subsequent Events

In December 2021, the Board of Directors of the Company declared a cash dividend of $3.27 per share common share, which the Company paid on January 18, 2022.  The aggregate dividend paid on account of the common shares was $69.1 million.  The December 2021 common share dividend was on account of transactional activity and not taxable income generated in Puerto Rico, and therefore, it was not subject to the Puerto Rico withholding tax of 10% (Note 7).

SCHEDULE II

Retail Value Inc.

Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2021, 2020 and 2019

(In thousands)

	Balance at Beginning of Period	Charged to Expense	Deductions	Balance at End of Period
Year Ended December 31, 2021
Allowance for uncollectible accounts(A)	$3,431	$765	$3,612	$584
Valuation allowance for deferred tax assets	$57,718	$—	$57,718	$—
Year Ended December 31, 2020
Allowance for uncollectible accounts(A)	$3,628	$1,581	$1,778	$3,431
Valuation allowance for deferred tax assets	$40,958	$16,760	$—	$57,718
Year Ended December 31, 2019
Allowance for uncollectible accounts	$11,103	$430	$7,905	$3,628
Valuation allowance for deferred tax assets	$42,867	$—	$1,909	$40,958
(A)	Includes allowances on accounts receivable and straight-line rents.

SCHEDULE III

Retail Value Inc.

Real Estate and Accumulated Depreciation

December 31, 2021

(In thousands)

Total Cost,
	Initial Cost			Total Cost(2)				Net of
		Buildings &			Buildings &		Accumulated	Accumulated
Location (1)	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation(3)	Depreciation
Crossroads Center (Mississippi)	$—	$57,848	$—	$—	$59,521	$59,521	$36,195	$23,326

(1)	Company formed on July 1, 2018, in connection with the spin-off from SITE Centers.
(2)	The Aggregate Cost for Federal Income Tax purposes was approximately $59.6 million on a gross basis and $35.8 million on a net basis at December 31, 2021.
(3)	Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	Useful lives, 31.5 years
Building improvements and fixtures	Useful lives, ranging from 3 to 20 years
Tenant improvements	Shorter of economic life or lease terms

The changes in Total Real Estate Assets are as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Balance at beginning of period	$1,565,435	$2,057,820	$2,451,438
Improvements(A)	10,444	20,762	68,518
Adjustments of property carrying values	(82,633)	(115,525)	(80,070)
Disposals	(1,433,725)	(397,622)	(382,066)
Balance at end of period	$59,521	$1,565,435	$2,057,820
(A)	Includes outparcels acquired through the termination of a tenant ground lease in 2021 and 2019.

The changes in Accumulated Depreciation and Amortization are as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Balance at beginning of period	$593,691	$670,509	$704,401
Depreciation for the period	32,594	54,252	69,461
Disposals	(590,090)	(131,070)	(103,353)
Balance at end of period	$36,195	$593,691	$670,509

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Retail Value Inc.

	By:	/s/ David R. Lukes
David R. Lukes, Chief Executive Officer, President & Director

Date: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of February, 2022.

/s/ David R. Lukes	Chief Executive Officer, President & Director
David R. Lukes	(Principal Executive Officer)

/s/ Christa A. Vesy	Executive Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer & Director
Christa A. Vesy	(Principal Financial & Accounting Officer)

/s/ Gary N. Boston	Director
Gary N. Boston

/s/ Henrie W. Koetter	Director
Henrie W. Koetter

/s/ Scott D. Roulston	Director
Scott D. Roulston

/s/ Barry A. Sholem	Director
Barry A. Sholem