Form 10-Q
period 2022-03-31
Retail Value Inc.
filed 2022-05-02
CIK 1735184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-38517

RETAIL VALUE INC.

(Exact name of registrant as specified in its charter)

Ohio	82-4182996
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3300 Enterprise Parkway Beachwood, OH	44122
(Address of principal executive offices)	(Zip Code.)

Registrant’s telephone number, including area code:   (216) 755-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of April 22, 2022, the registrant had 21,117,150 shares of common stock, $0.10 par value per share, outstanding.

Retail Value Inc.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2022

Retail Value Inc.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share amounts)

	March 31, 2022	December 31, 2021
Assets
Buildings	$51,261	$51,261
Fixtures and tenant improvements	8,305	8,260
	59,566	59,521
Less: Accumulated depreciation	(36,802)	(36,195)
Total real estate assets, net	22,764	23,326
Cash and cash equivalents	44,769	110,470
Restricted cash	1,098	1,993
Accounts receivable	2,364	3,891
Other assets, net	4,498	4,718
	$75,493	$144,398
Liabilities and Equity
Accounts payable and other liabilities	$6,996	$8,331
Dividends payable	—	69,053
Total liabilities	6,996	77,384
Commitments and contingencies (Note 1)
Retail Value Inc. shareholders' equity
Common shares, with par value, $0.10 stated value; 200,000,000 shares authorized; 21,117,748 shares issued at March 31, 2022 and December 31, 2021	2,112	2,112
Additional paid-in capital	740,517	740,517
Accumulated distributions in excess of net loss	(674,119)	(675,602)
Less: Common shares in treasury at cost: 598 shares at March 31, 2022 and December 31, 2021	(13)	(13)
Total equity	68,497	67,014
	$75,493	$144,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited, in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2022	2021
Revenues from operations:
Rental income	$2,279	$18,153
Other income	2	17
	2,281	18,170
Rental operation expenses:
Operating and maintenance	288	2,384
Real estate taxes	42	3,134
Property and asset management fees	191	1,548
General and administrative	699	865
Depreciation and amortization	607	6,988
	1,827	14,919
Other income (expense):
Interest expense, net	—	(3,151)
Debt extinguishment costs	—	(73)
Gain on disposition of real estate, net	295	148
	295	(3,076)
Income before tax expense	749	175
Tax expense	(38)	(66)
Income from continuing operations	711	109
Income from discontinued operations	772	3,100
Net income	$1,483	$3,209
Comprehensive income	$1,483	$3,209

Basic and diluted earnings per share data:
Income from continuing operations	$0.03	$—
Income from discontinued operations	0.04	0.15
Net income	$0.07	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands)

	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Loss	Treasury Stock at Cost	Total
Balance as of December 31, 2021	$2,112	$740,517	$(675,602)	$(13)	$67,014
Net income	—	—	1,483	—	1,483
Balance, March 31, 2022	$2,112	$740,517	$(674,119)	$(13)	$68,497

	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Loss	Treasury Stock at Cost	Total
Balance as of December 31, 2020	$1,983	$721,234	$(123,428)	$(3)	$599,786
Issuance of common shares related to stock dividend and stock plan	125	18,896	—	—	19,021
Net income	—	—	3,209	—	3,209
Balance, March 31, 2021	$2,108	$740,130	$(120,219)	$(3)	$622,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months
	Ended March 31,
	2022	2021
Cash flow from operating activities:
Net income	$1,483	$3,209
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	607	13,358
Amortization and write-off of above- and below-market leases, net	—	(236)
Amortization and write-off of debt issuance costs	—	781
Gain on disposition of real estate, net	(289)	(121)
Impairment charges	—	2,010
Net change in accounts receivable	779	3,298
Net change in accounts payable and other liabilities	(478)	(1,883)
Net change in other operating assets	1,126	2,035
Total adjustments	1,745	19,242
Net cash flow provided by operating activities	3,228	22,451
Cash flow from investing activities:
Real estate improvements to operating real estate	(854)	(3,378)
Proceeds from disposition of real estate	83	61
Net cash flow used for investing activities	(771)	(3,317)
Cash flow from financing activities:
Repayment of mortgage debt, including repayment costs	—	(51,168)
Payment of credit facility costs	—	(75)
Dividends paid	(69,053)	(4,381)
Net cash flow used for financing activities	(69,053)	(55,624)
Net decrease in cash, cash equivalents and restricted cash	(66,596)	(36,490)
Cash, cash equivalents and restricted cash, beginning of period	112,463	172,788
Cash, cash equivalents and restricted cash, end of period	$45,867	$136,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.	Nature of Business and Financial Statement Presentation

Nature of Business

Retail Value Inc. and its related consolidated real estate subsidiaries (collectively, the “Company” or “RVI”) were formed in December 2017 and owned and operated a portfolio of 48 retail shopping centers, comprised of 36 continental U.S. assets and 12 Puerto Rico assets, at the time of their separation from SITE Centers Corp. (“SITE Centers” or the “Manager”) on July 1, 2018.  At March 31, 2022, RVI’s only remaining real estate investment was Crossroads Center in Gulfport, Mississippi comprising 0.6 million square feet of Company-owned gross leasable area (“GLA”), which was 92.1% occupied.  This asset was sold on April 12, 2022.

The Company, its subsidiaries and the Manager have entered into a new External Management Agreement, effective January 1, 2022 (the “New Management Agreement”), which compensates the Manager for property management, leasing services and disposition efforts for Crossroads Center (prior to its sale) and for corporate services in connection with the anticipated wind-up of the Company’s business.  SITE Centers and RVI also entered into a tax matters agreement that governs the rights and responsibilities of the parties following RVI’s separation from SITE Centers with respect to various tax matters and provides for the allocation of tax-related assets, liabilities and obligations.  SITE Centers provides RVI with day-to-day management, subject to supervision and certain discretionary limits and authorities granted by the RVI Board of Directors.  The Company does not have any employees.

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

Unaudited Interim Financial Statements

These financial statements have been prepared by the Company in accordance with U.S. GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements.  However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented.  The results of operations for the three months ended March 31, 2022 and 2021, are not necessarily indicative of the results that may be expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Three Months
	Ended March 31,
	2022	2021
Accounts payable related to construction in progress (continuing operations)	$—	$0.2
Accounts payable related to construction in progress (discontinued operations)	—	1.0
Stock dividends	—	18.6

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
2.	Other Assets

Other Assets consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Operating lease ROU assets	$1,088	$1,098
Notes receivable(A)	3,000	3,000
Other assets:
Prepaid expenses	282	511
Other assets	128	109
Total other assets	$4,498	$4,718

(A)	Maturity date is the earlier of September 24, 2022 (subject to buyer’s option to exercise a six-month extension in certain circumstances) and the satisfaction of certain property leasing conditions.
3.	Discontinued Operations

The Company previously sold all of its properties located in Puerto Rico, which represented a strategic shift in the Company’s geographic concentration and business and, as such, the Puerto Rico properties are reflected as discontinued operations for all periods presented.  Only Interest Expense, which was specifically identifiable to the Puerto Rico assets, is included in the computation of interest expense attributable to discontinued operations.  The operating results related to the Puerto Rico segment were as follows (in thousands):

	Three Months
	Ended March 31,
	2022	2021
Revenues from operations:
Rental income	$847	$23,269
Other income	—	20
	847	23,289
Rental operation expenses:
Operating and maintenance	57	7,223
Real estate taxes	—	1,132
Property and asset management fees	—	2,487
Impairment charges	—	2,010
Depreciation and amortization	—	6,370
	57	19,222
Other income (expense):
Interest expense, net	—	(840)
Debt extinguishment costs	—	(57)
Loss on disposition of real estate	(6)	(27)
	(6)	(924)
Income from discontinued operations before tax expense	784	3,143
Tax expense	(12)	(43)
Income from discontinued operations	$772	$3,100

The following table summarizes cash flow data relating to discontinued operations for the three months ended March 31, 2021 (in thousands):

Three Months
Ended March 31,
2021
Depreciation and amortization	$6,370
Amortization and write-off of above- and below-market leases, net	79
Impairment charges	2,010
Real estate improvements to operating real estate	2,745
4.	Transactions with SITE Centers

The following table presents fees and other amounts charged by SITE Centers (in thousands):

	Three Months
	Ended March 31,
	2022	2021
Property management fees(A)	$66	$2,265
Asset management fees(B)	125	1,770
Leasing commissions(C)	7	778
Maintenance services and other(D)	6	344
Legal fees(E)	32	104
	$236	$5,261

(A)

In 2022, the Company paid a fixed property management fee to SITE Centers through April 2022.  In 2021, property management fees were generally calculated based on a percentage of tenant cash receipts collected during the three months immediately preceding the most recent June 30 or December 31.

(B)

In 2022, the asset management fee was based on a fixed fee.  In 2021, asset management fees were generally calculated at 0.5% per annum of the gross asset value as determined on the immediately preceding June 30 or December 31.

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

(E)	Legal fees charged for collection activity, negotiating and reviewing tenant leases and contracts for asset dispositions.

On December 15, 2021, the Company and certain subsidiaries of SITE Centers entered into the New Management Agreement, which took effect on January 1, 2022 and compensates the Manager for property management and leasing services for Crossroads Center (prior to its sale on April 12, 2022) and for corporate services in connection with the anticipated wind-up of the Company’s business.  Pursuant to the terms of the New Management Agreement, the Company will pay the Manager an asset management fee for services rendered in connection with corporate management of the Company in an aggregate amount of (i) $500,000 for calendar year 2022, (ii) $300,000 per annum commencing on January 1, 2023 until the end of the calendar quarter in which the Company’s shares are deregistered under the Securities Exchange Act of 1934 (the “Exchange Act”) and/or the Company’s reporting obligations under the Exchange Act are suspended or terminated, and (iii) $100,000 per annum, commencing from the calendar quarter immediately following the calendar quarter in which the Company’s shares are deregistered under the Exchange Act and/or the Company’s reporting obligations under the Exchange Act are suspended or terminated until the expiry of the term of the New Management Agreement (i.e. five years from the date that the Company files a certificate of dissolution with the Secretary of State of the State of Ohio) or the earlier termination thereof. In addition, pursuant to the New Management Agreement, the Company paid the Manager a property management fee of $22,000 per month through April 2022 on account of Crossroads Center.  In April 2022, in accordance with the terms of the New Management Agreement, the Company paid SITE a $385,000 disposition fee for the sale of Crossroads Center and a $500,000 incentive payment in recognition of the successful completion of the Company’s disposition program (including the sale of Crossroads Center).

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

5.	Earnings Per Share

The following table provides the net income and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding, and “diluted” EPS (in thousands, except per share amounts):

	Three Months
	Ended March 31,
	2022	2021
Numerators – Basic and Diluted
Net income attributable to common shareholders from continuing operations	$711	$109
Net income attributable to common shareholders from discontinued operations	772	3,100
Total	$1,483	$3,209

Denominators – Number of Shares
Basic and Diluted—Average shares outstanding	21,117	20,916

Basic and Diluted Earnings Per Share:
Income from continuing operations	$0.03	$—
Income from discontinued operations	0.04	0.15
Total	$0.07	$0.15

Dividends

In December 2021, the Board of Directors of the Company declared a cash dividend of $3.27 per common share that was paid in January 2022.
6.	Subsequent Events

On April 12, 2022, the Company sold Crossroads Center in Gulfport, Mississippi for $38.5 million.  In connection with the sale, in April 2022, the Board of Directors of the Company authorized an incentive payment of $0.5 million to the Manager in accordance with the terms of the New Management Agreement (Note 4).  In addition, on April 12, 2022, the Board of Directors of the Company declared a cash dividend of $2.13 per common share, which the Company will pay on May 10, 2022.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers with a perspective from management on the financial condition, results of operations and liquidity of Retail Value Inc. and its related consolidated real estate subsidiaries (collectively, the “Company” or “RVI”) (OTC Pink Market: RVIC) and other factors that may affect the Company’s future results.  The Company believes it is important to read the MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2021, as well as other publicly available information.  On April 7, 2022, the Company de-listed its common shares from the New York Stock Exchange (the “NYSE”) in anticipation of the Company’s sale of Crossroads Center. See further discussion below “Liquidity, Capital Resources and Financing Activities – Winding up and Dissolution.”

The Company was formed in December 2017 as a wholly-owned subsidiary of SITE Centers Corp. (“SITE Centers” or the “Manager”).  On July 1, 2018, the date of the Company’s spin-off from SITE Centers into a separate publicly traded company, the Company owned 48 properties and had two reportable segments: continental U.S. and Puerto Rico.  As a result of the sale of the Company’s remaining Puerto Rico assets in August 2021, the Company ceased reporting financial results for the Puerto Rico segment and instead reports the financial results of the Puerto Rico segment as discontinued operations for all periods presented.  At March 31, 2022, RVI’s only remaining real estate investment was Crossroads Center in Gulfport, Mississippi comprising 0.6 million square feet of Company-owned gross leasable area (“GLA”) which was 92.1% occupied. This asset was sold on April 12, 2022.

EXECUTIVE SUMMARY

The Company remains focused on maximizing the collection of its accounts receivable, the proceeds of which are expected to be used for wind-up expenses and distributions to the Company’s common shareholders.  See discussion below under “Liquidity, Capital Resources and Financing Activities – Winding up and Dissolution.”

Transaction Update

In April 2022, the Company sold its remaining real estate investment, Crossroads Center in Gulfport, Mississippi, for a sale price of $38.5 million.  Net proceeds from the transaction were approximately $37.2 million.

Manager

The Company is party to an external management agreement (the “New Management Agreement”) with SITE Centers, which governs the fees, terms and conditions pursuant to which SITE Centers serves as the Company’s manager.  The Company does not have any employees.

Effective January 1, 2022, pursuant to the terms of the New Management Agreement, the Company will pay the Manager an asset management fee for services rendered in connection with corporate management of the Company in an aggregate amount of (i) $500,000 for calendar year 2022, (ii) $300,000 per annum commencing on January 1, 2023 until the end of the calendar quarter in which the Company’s shares are deregistered under the Securities Exchange Act of 1934 (the “Exchange Act”) and/or the Company’s reporting obligations under the Exchange Act are suspended or terminated, and (iii) $100,000 per annum, commencing from the calendar quarter immediately following the calendar quarter in which the Company’s shares are deregistered under the Exchange Act and/or the Company’s reporting obligations under the Exchange Act are suspended or terminated until the expiry of the term of the New Management Agreement (i.e., five years from the date that the Company files a certificate of dissolution with the Secretary of State of the State of Ohio) or the earlier termination thereof. In addition, pursuant to the New Management Agreement, the Company paid the Manager a property management fee of $22,000 per month through April 2022 on account of Crossroads Center.  In April 2022, in accordance with the terms of the New Management Agreement, the Company paid SITE a $385,000 disposition fee for the sale of Crossroads Center and a $500,000 incentive payment in recognition of the successful completion of the Company’s disposition program (including the sale of Crossroads Center).

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2022, the Company had one operating property, Crossroads Center, which was sold in April 2022.  The operations of this property account for substantially all of the revenues and operating expenses reported for the three months ended March 31, 2022.  The change in income as compared to the three months ended March 31, 2021 is a result of the sale of real estate assets in 2021.  The general and administrative expenses primarily represent legal, audit, tax and compliance services and director compensation. The decrease in interest expense primarily was due to the repayment of the Company’s mortgage loan in August 2021.  Debt extinguishment costs (primarily related to the non-cash write-off of unamortized deferred financing costs) were incurred in connection with the prepayment of the mortgage loan with asset sale proceeds.  Additionally, included in discontinued operations for the three months ended March 31, 2022, is 2021 overage rent (for the Company’s ownership period of the asset) from a major tenant in Puerto Rico that was not required to report the sales information until the first quarter of 2022.

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company maintains and administers a reserve fund to satisfy projected expenses and known and unknown claims which might arise during the anticipated winding up and dissolution process.  The Company’s capital sources include unrestricted cash on the balance sheet related to retained asset sale proceeds and future cash flow from collection of accounts receivable.  See further discussion below “Liquidity, Capital Resources and Financing Activities – Winding up and Dissolution.”  The Company’s liquidity is reflected as follows (in millions):

Unrestricted cash available at March 31, 2022	$44.8
April 2022: net proceeds from sale of Crossroads Center	37.2
April 2022: declaration of RVI common share dividend ($2.13 per share)	(45.0)
Pro forma cash available at March 31, 2022	37.0
Less: Potential liabilities under purchase and sale agreements (disclosed below)	(21.7)
Less: Estimate of wind-up costs (mid-point of range disclosed below)	(10.0)
Pro forma net cash available at March 31, 2022	$5.3

Common Share Dividends

In December 2021, the Company declared a cash dividend of $3.27 per common share that was paid in January 2022 funded primarily with asset sale proceeds.  In April 2022, the Company declared a cash dividend of $2.13 per common share that is payable on May 10, 2022, which will be funded primarily with proceeds from the sale of the last property, Crossroads Center.

Dividend Distributions

The Company currently operates in a manner that allows it to qualify as a REIT and generally not be subject to U.S. federal income and excise tax.  U.S. federal income tax law generally requires that a REIT distribute annually to holders of its capital stock at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income.  Any distributions the Company makes to its shareholders will be at the discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s actual and anticipated results of operations and liquidity, which will be affected by various factors, including its expenses (including management fees and other obligations owing to SITE Centers) and projected expenses and contingencies relating to the Company’s anticipated wind-up.  The Company may elect to surrender its REIT status in connection with the anticipated wind-up of its operations in the event the Company determines that the anticipated benefits to the Company and its shareholders of maintaining REIT qualification do not exceed the related compliance costs or if the nature of the Company’s remaining operations makes compliance with REIT requirements impracticable.

Winding Up and Dissolution

There are many factors that may affect the timing and amount of additional distributions to shareholders, including, among other things, the Company’s ability to collect amounts currently owed to it by third parties and the amount of current cash balances and sale proceeds utilized to satisfy projected expenses and known and unknown claims which might arise during the anticipated winding up and dissolution process.

In connection with the sale of Crossroads Center, the Company’s last property, on April 12, 2022, the Company intends to adopt liquidation accounting effective May 1, 2022, which is the beginning of the fiscal month after the sale date.  The liquidation basis of accounting is appropriate when the liquidation of a company appears imminent, and the net realizable value of its assets is reasonably determinable. Under this basis of accounting, assets and liabilities are stated at their net realizable value (or liquidation value) and estimated costs through the liquidation date are accrued to the extent reasonably determinable.

Following the Company’s receipt of preclearance from the Ohio Department of Taxation (expected in the summer of 2022), the Company expects to file a certificate of dissolution with the Secretary of State of the State of Ohio.  Pursuant to Ohio law, the Company would continue to exist for a period of five years following the filing of the certificate of dissolution for the purpose of paying, satisfying and discharging any unknown or contingent claims or any debts or other obligations, collecting and distributing its assets, and doing all other acts required to liquidate and wind-up its business and affairs.  Under Ohio law, if the Company makes distributions to its shareholders without making adequate provisions for payment of creditors’ claims, the Company’s shareholders could be liable to creditors to the extent of any payments due to creditors (up to the aggregate amount previously received by the shareholder from the Company).  Therefore, the Company established a reserve fund with a portion of the proceeds from its final asset sales in order to satisfy and discharge expenses projected to be incurred, and any unknown or contingent claims, debts or obligations which might arise, during the five-year wind-up period subsequent to the filing of the certificate of dissolution.  It is likely that the Company will not make a final distribution of reserve funds until such expenses and contingent claims are paid, resolved or fail to materialize, which could be one or more years following the date on which the certificate of dissolution is filed.  It is also likely that the Company will make one or more interim distributions to shareholders from the reserve fund during the five-year dissolution period as specific expenses and contingent claims are satisfied, resolved or fail to materialize.

For example, contracts governing property dispositions typically allow the purchaser to true-up common area maintenance charges with the seller at the end of the year in which the disposition occurred and to make claims for breaches of representations and other provisions under the sale agreement for a period of nine to 12 months following the disposition, subject to a cap, which is typically 2% to 3% of the gross sales price.  Potential liability for most representations included in the sale agreements governing the Puerto Rico portfolio disposition and the October 2021 five-property continental U.S. portfolio disposition expires on May 24, 2022 and June 28, 2022, respectively, and is capped at $15 million and $4 million, respectively. As of April 22, 2022, potential liability for breaches of representations included in the sale agreements governing other recent asset sales is approximately $2.7 million in the aggregate for a total of $21.7 million when combined with the aforementioned $19 million.  The Company will also need to reserve amounts to pay, among other items, fees to SITE Centers under the New Management Agreement, professional fees (accountants and law firms), insurance premiums and potential deductibles (including with respect to a tail insurance policy for directors and officers), vendor expenses and costs to resolve and streamline the Company’s subsidiaries and corporate structure.  As of March 31, 2022, the Company estimates that such wind-up costs (excluding the payment of any claims for breaches of representations under sale agreements) could approximate between $7 million and $13 million.  See “Risk Factors—Risks Related to the Company’s Strategy—The Company Expects to Establish a Reserve Fund with Proceeds of Its Final Asset Sales in Order to Satisfy Claims” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

On April 7, 2022, the Company de-listed its common shares from the NYSE in anticipation of the Company’s sale of Crossroads Center.  As a result, shareholders may have difficulty trading their common shares and the Company’s Board of Directors is no longer required to be comprised of a majority of independent directors.  See “Risk Factors—Risks Related to the Company’s Common Shares—If an Active Trading Market for the Company’s Common Shares Is Not Sustained, or if the Company’s Common Shares are Delisted from the NYSE, Shareholders’ Ability to Sell Shares When Desired and the Prices Obtained Will Be Adversely Affected” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Through any winding up and dissolution, the Company will be required to continue to comply with the applicable reporting requirements of the Exchange Act, even if compliance with these reporting requirements is economically burdensome.  In order to curtail expenses, the Company eventually expects to seek relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act.  If such relief is granted, shareholders will have access to substantially limited public information about the Company.  The Company will continue to incur professional fees prior to and in connection with such deregistration processes, which will also affect the amounts available for distribution to shareholders in connection with the winding up of the Company’s business and affairs.

Dispositions

In April 2022, the Company sold Crossroads Center, in Gulfport, Mississippi, for $38.5 million in cash resulting in net proceeds of approximately $37.2 million.

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	Three Months
	Ended March 31,
	2022	2021
Cash flow provided by operating activities	$3,228	$22,451
Cash flow used for investing activities	(771)	(3,317)
Cash flow used for financing activities	(69,053)	(55,624)

The Company’s cash flow compared to the prior comparable period are described as follows:

Operating Activities: Cash provided by operating activities decreased $19.2 million primarily due to the following:

•	Decrease in operating income due to asset sales and
•	Reduction of interest payments.

Investing Activities:  Cash used for investing activities decreased $2.5 million primarily due to the following:

•	Decrease in payments for real estate improvements of $2.5 million.

Financing Activities:  Cash used for financing activities increased by $13.4 million primarily due to the following:

•	Increase in dividends paid of $64.7 million and
•	Decrease in repayment of mortgage debt of $51.2 million.

CAPITALIZATION

At March 31, 2022, the Company’s capitalization consisted of $64.6 million of market equity (market equity is defined as common shares outstanding multiplied by $3.06, the closing price of the Company’s common shares on the NYSE at March 31, 2022).  In April 2022, the Board of Directors of the Company declared a dividend on the Company’s common shares in the aggregate amount of $45.0 million ($2.13 per common share) payable on May 10, 2022.

FORWARD-LOOKING STATEMENTS

MD&A should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this report.  Historical results and percentage relationships set forth in the Company’s consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.  The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, both as amended, with respect to the Company’s expectations for future periods.  Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations.  Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.  For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements.  Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements.  Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements.  For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements, see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	The occurrence and outcome of litigation, including litigation with tenants and purchasers of its properties, may adversely affect amounts available for distribution to shareholders;
•	The Company may be unable to collect amounts owed to it by third parties;
•	The Company is subject to potential environmental liabilities;
•	Changes in accounting or other standards may adversely affect the Company’s business;
•	The Company’s Board of Directors, which regularly reviews the Company’s business strategy and objectives, may change its strategic plan;
•	A change in the Company’s relationship with SITE Centers and SITE Centers’ ability to retain qualified personnel and adequately manage the Company;
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

Proceeds from asset sales will be used for general corporate purposes, including the establishment of a reserve fund to satisfy claims and expenses related to the winding up of the business and distributions to holders of the Company’s common shares. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.  As of March 31, 2022, the Company had no other material exposure to market risk.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b), of the effectiveness of the Company’s disclosure controls and procedures.  Based on their evaluation as required, the CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2022, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of March 31, 2022, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

For the three months ended March 31, 2022, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.	RISK FACTORS

None.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.EXHIBITS

10.1	Purchase Agreement, dated as of February 14, 2022, by and between DDR Crossroads Center LLC and PMAT-Stirling Crossroads, L.L.C.[1]

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[2]

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[2]

32.1

Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002[2],[3]

32.2

Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002[2],3

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[3]

101.SCH	Inline XBRL Taxonomy Extension Schema Document [3]

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document [3]

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document [3]

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document [3]

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document [3]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 has been formatted in Inline XBRL and included in Exhibit 101.
1	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2022.
2	Submitted electronically herewith.
3	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i)  Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii)  Consolidated Statements of Operations and Other Comprehensive Income for the Three Months Ended March 31, 2022 and 2021, (iii) Consolidated Statements of Equity for the Three Months Ended March 31, 2022 and 2021, (iv)  Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Retail Value Inc.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer (Authorized Officer)
Date: May 2, 2022