Form 10-Q
period 2022-06-30
Retail Value Inc.
filed 2022-07-29
CIK 1735184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 27, 2022, the registrant had 21,117,150 shares of common stock, $0.10 par value per share, outstanding.

Retail Value Inc.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED June 30, 2022

Retail Value Inc.

CONSOLIDATED STATEMENT OF NET ASSETS

(Liquidation Basis)

(unaudited, in thousands)

June 30, 2022
Assets
Cash and cash equivalents	$39,007
Accounts receivable, net - tenants	297
Accounts receivable, net - other	319
Notes receivable	3,000
Total assets	$42,623
Liabilities
Liability for estimated wind-up expenses	$5,200
Accounts payable and other liabilities	1,091
Dividends payable	24,496
Total liabilities	30,787
Commitments and contingencies (Note 1)
Net assets in liquidation	$11,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED BALANCE SHEET

(unaudited, in thousands, except share amounts)

December 31, 2021
Assets
Buildings	$51,261
Fixtures and tenant improvements	8,260
59,521
Less: Accumulated depreciation	(36,195)
Total real estate assets, net	23,326
Cash and cash equivalents	110,470
Restricted cash	1,993
Accounts receivable	3,891
Other assets, net	4,718
$144,398
Liabilities and Equity
Accounts payable and other liabilities	$8,331
Dividends payable	69,053
Total liabilities	77,384
Commitments and contingencies (Note 1)
Retail Value Inc. shareholders' equity
Common shares, with par value, $0.10 stated value; 200,000,000 shares authorized; 21,117,748 shares issued at December 31, 2021	2,112
Additional paid-in capital	740,517
Accumulated distributions in excess of net loss	(675,602)
Less: Common shares in treasury at cost: 598 shares at December 31, 2021	(13)
Total equity	67,014
$144,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(Liquidation Basis)

(unaudited, in thousands)

Period from May 1, 2022
through
June 30, 2022
Net assets in liquidation, beginning of period, May 1, 2022	$35,636
Remeasurement of assets and liabilities	696
Distributions to common shareholders	(24,496)
Net assets in liquidation, end of period	$11,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	One Month	Three Months
	Ended April 30,	Ended June 30,
	2022	2021
Revenues from operations:
Rental income	$374	$17,410
Other income	—	52
	374	17,462
Rental operation expenses:
Operating and maintenance	96	2,179
Real estate taxes	6	2,767
Property and asset management fees	564	1,547
General and administrative	130	1,258
Depreciation and amortization	68	4,700
	864	12,451
Other income (expense):
Interest expense, net	—	(2,707)
Debt extinguishment costs	—	(1,076)
Gain on disposition of real estate, net	16,666	1,696
	16,666	(2,087)
Income before tax expense	16,176	2,924
Tax expense	(11)	(77)
Income from continuing operations	16,165	2,847
Loss from discontinued operations	(8)	(72,428)
Net income (loss)	$16,157	$(69,581)
Comprehensive income (loss)	$16,157	$(69,581)

Basic and diluted earnings per share data:
Income from continuing operations	$0.77	$0.13
Loss from discontinued operations	—	(3.43)
Net income (loss)	$0.77	$(3.30)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except per share amounts)

	Four Months	Six Months
	Ended April 30,	Ended June 30,
	2022	2021
Revenues from operations:
Rental income	$2,653	$35,562
Other income	2	69
	2,655	35,631
Rental operation expenses:
Operating and maintenance	384	4,563
Real estate taxes	48	5,901
Property and asset management fees	755	3,095
General and administrative	829	2,123
Depreciation and amortization	675	11,688
	2,691	27,370
Other income (expense):
Interest expense, net	—	(5,858)
Debt extinguishment costs	—	(1,149)
Gain on disposition of real estate, net	16,961	1,845
	16,961	(5,162)
Income before tax expense	16,925	3,099
Tax expense	(49)	(143)
Income from continuing operations	16,876	2,956
Income (loss) from discontinued operations	764	(69,328)
Net income (loss)	$17,640	$(66,372)
Comprehensive income (loss)	$17,640	$(66,372)

Basic and diluted earnings per share data:
Income from continuing operations	$0.80	$0.14
Income (loss) from discontinued operations	0.04	(3.30)
Net income (loss)	$0.84	$(3.16)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands)

	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Loss	Treasury Stock at Cost	Total
Balance as of December 31, 2021	$2,112	$740,517	$(675,602)	$(13)	$67,014
Net income	—	—	1,483	—	1,483
Balance, March 31, 2022	$2,112	$740,517	$(674,119)	$(13)	$68,497
Dividends declared	—	—	(44,980)	—	(44,980)
Net income	—	—	16,157	—	16,157
Balance, April 30, 2022	$2,112	$740,517	$(702,942)	$(13)	$39,674

	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Loss	Treasury Stock at Cost	Total
Balance as of December 31, 2020	$1,983	$721,234	$(123,428)	$(3)	$599,786
Issuance of common shares related to stock dividend and stock plan	125	18,896	—	—	19,021
Net income	—	—	3,209	—	3,209
Balance, March 31, 2021	2,108	740,130	(120,219)	(3)	622,016
Issuance of common shares related to stock dividend and stock plan	2	418	—	(26)	394
Net loss	—	—	(69,581)	—	(69,581)
Balance, June 30, 2021	$2,110	$740,548	$(189,800)	$(29)	$552,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Four Months	Six Months
	Ended April 30,	Ended June 30,
	2022	2021
Cash flow from operating activities:
Net income (loss)	$17,640	$(66,372)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	675	24,562
Amortization and write-off of above- and below-market leases, net	—	(424)
Amortization and write-off of debt issuance costs	—	2,461
Gain on disposition of real estate, net	(16,965)	(1,541)
Impairment charges	—	81,060
Assumption of building due to ground lease termination	—	(1,350)
Net change in accounts receivable	1,862	6,159
Net change in accounts payable and other liabilities	(1,279)	(2,709)
Net change in other operating assets	1,166	5,763
Total adjustments	(14,541)	113,981
Net cash flow provided by operating activities	3,099	47,609
Cash flow from investing activities:
Real estate improvements to operating real estate	(864)	(6,073)
Proceeds from disposition of real estate	37,060	56,021
Net cash flow provided by investing activities	36,196	49,948
Cash flow from financing activities:
Repayment of mortgage debt, including repayment costs	—	(139,657)
Payment of credit facility costs	—	(74)
Dividends paid	(69,053)	(4,381)
Net cash flow used for financing activities	(69,053)	(144,112)
Net decrease in cash, cash equivalents and restricted cash	(29,758)	(46,555)
Cash, cash equivalents and restricted cash, beginning of period	112,463	172,788
Cash, cash equivalents and restricted cash, end of period	$82,705	$126,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. Nature of Business and Financial Statement Presentation

Nature of Business

Retail Value Inc. and its related consolidated real estate subsidiaries (collectively, the “Company” or “RVI”) were formed in December 2017 and owned and operated a portfolio of 48 retail shopping centers, comprised of 36 continental U.S. assets and 12 Puerto Rico assets, at the time of their separation from SITE Centers Corp. (“SITE Centers” or the “Manager”) on July 1, 2018. On April 12, 2022, RVI completed the sale of its last real estate asset and no longer owns an interest in any real property.

On June 30, 2022, the Company filed a certificate of dissolution with the Secretary of State of the State of Ohio. Pursuant to the Ohio Revised Code, the Company will continue to exist for a period of five years following the filing of the certificate of dissolution for the purpose of paying, satisfying and discharging any unknown or contingent claims or any debts or other obligations, collecting and distributing its assets, and doing all other acts required to liquidate and wind-up its business and affairs. In connection with the filing of the certificate of dissolution and in recognition of the substantial completion of the Company's original strategy, the Company's independent directors resigned from the Company's Board of Directors on July 1, 2022, and the Board of Directors is now comprised exclusively of management directors.

The Company, its subsidiaries and the Manager entered into a new External Management Agreement, effective January 1, 2022 (the “New Management Agreement”), which compensates the Manager for property management, leasing services and disposition efforts for Crossroads Center (prior to its sale on April 12, 2022) and for corporate services in connection with the wind-up of the Company’s business. SITE Centers provides RVI with day-to-day management, as the Company does not have any employees.

Basis of Presentation

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), including liquidation accounting discussed below, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

Pre-Liquidation Basis of Accounting

These financial statements were prepared by the Company in accordance with U.S. GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they did not include all information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, the interim financial statements included all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the one and four months ended April 30, 2022 and the three and six months ended June 30, 2021, were not necessarily indicative of the results that were expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Four Months	Six Months
	Ended April 30,	Ended June 30,
	2022	2021
Dividends declared but not paid	$45.0	$—
Accounts payable related to construction in progress (continuing operations)	—	1.1
Accounts payable related to construction in progress (discontinued operations)	—	0.5
Assumption of building due to ground lease termination (discontinued operations)	—	1.4
Stock dividends	—	18.6

Post-Liquidation Basis of Accounting

In connection with the sale of Crossroads Center, the Company’s last property, on April 12, 2022, the Company adopted the liquidation basis of accounting, in accordance with U. S. GAAP, effective May 1, 2022, which was the beginning of the fiscal month after the sale date. Accordingly, on May 1, 2022, the carrying value of the Company’s assets were adjusted to their estimated liquidation value, which represents the estimated amount of cash that the Company will collect on settlement of its assets and liabilities as it carries out the liquidation activities.

The liquidation basis of accounting is appropriate when the liquidation of a company appears imminent, and the net realizable value of its assets is reasonably determinable. Under this basis of accounting, assets and liabilities are stated at their net realizable value (or liquidation value) and estimated costs through the liquidation date are accrued to the extent reasonably determinable.

The Company accrued expenses that it expects to incur as it carries out its liquidation activities to the extent it has a reasonable basis for estimation. The Company expects to incur general and administrative expenses associated with the winding up and dissolution of the Company i.e., fees to SITE Centers under the New Management Agreement, professional fees (auditing and legal expenses), insurance premiums, including with respect to a tail insurance policy for directors and officers, vendor expenses and costs to resolve and streamline the Company’s subsidiaries and corporate structure. Actual expense incurred may differ from amounts reflected in the financial statements due to the inherent uncertainly in estimating future events. These differences could be material (Note 3). Actual costs incurred but unpaid as of June 30, 2022, are included in Accounts Payable and Other Liabilities in the Consolidated Statement of Net Assets.

As a result of the change to the liquidation basis of accounting, the Company no longer presents a Consolidated Balance Sheet, a Consolidated Statement of Operations and Comprehensive Income, a Consolidated Statement of Equity or a Consolidated Statement of Cash Flows. These statements are only presented for prior periods.

Accounts Receivable

In connection with the transition to liquidation accounting, the Company adjusted the expected amount to be collected from its accounts receivable by $0.9 million (Note 3). The estimate of collectability of outstanding receivables requires judgement and complex and extensive assumptions. The Company generally reviews its outstanding accounts receivable individually by tenant account for collectability and considers assumptions such as the terms of the underlying lease, litigation status and former business segment (i.e. continental U.S. vs. Puerto Rico). Smaller individual balances and ancillary income accounts are generally expected to be collected at a rate of 30% and 10% of the outstanding amount, respectively. While the Company is working to maximize payment, collection of past due amounts is not guaranteed.

Cash and Cash Equivalents, Restricted Cash, Accounts Receivable and Accounts Payable and Other Liabilities

The carrying amounts reported in the Company’s consolidated balance sheet for these financial instruments approximated fair value because of their short-term maturities.

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

Liquidation Accounting – Commitments and Contingencies

The liquidation process and the amount and timing of distributions to shareholders involve risks and uncertainties. Accordingly, it is not possible to predict the timing and aggregate amount that will be ultimately distributed to shareholders and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statement of Net Assets.

2. Liability for Estimated Wind-Up Expenses in Excess of Estimated Income During Liquidation

The liquidation basis of accounting requires the Company to estimate net cash flows primarily from the collection of receivables and to accrue all costs associated with winding up the remaining operations of the Company and complying with regulatory requirements (when such costs can be reasonably estimated). As the basis for such estimates, in accordance with Ohio law, the Company expects to continue to exist for a period of five years following the filing of the certificate of dissolution with the Secretary of State of the State of Ohio, which occurred on June 30, 2022 (“Liquidation Period”). The Company currently estimates that it will have enough assets to cover the expenses during the Liquidation Period. These amounts can vary significantly due to, among other things, the timing and amounts associated with collecting amounts owed, discharging known and contingent liabilities and the costs associated with the winding up of the Company. Certain of these amounts are estimated and are anticipated to be paid out over the Liquidation Period.

Upon transition to the liquidation basis of accounting on May 1, 2022, the Company accrued $4.9 million of estimated general and administrative expenses expected to be incurred and paid out during the Liquidation Period (Note 3).

In addition, in connection with the disposition of assets, the Company has potential liabilities that are not recorded related to potential breaches of representations included in the sale agreements governing the Company’s final three asset sales. These potential liabilities are capped at approximately $2.2 million in the aggregate. The survival period for these contingent liabilities generally expire in September 2022 ($1.4 million) and January 2023 ($0.8 million).

The change in the liability for estimated costs during the Liquidation Period as of June 30, 2022, is as follows (in thousands):

Period from May 1, 2022
through
June 30, 2022
General and administrative expenses, beginning of period	$5,671
Net change in working capital (A)	(495)
Remeasurement of wind-up expenses	24
General and administrative expenses, end of period	$5,200
(A)
Represents changes in accounts payable and accrued expenses as a result of the Company’s liquidation activities.

3. Net Assets in Liquidation

The following is a reconciliation of Total Equity as of April 30, 2022 to net assets in liquidation under the liquidation basis of accounting as of June 30, 2022 (in thousands):

Total equity as of April 30, 2022	$39,674
Increase due to collectability of accounts receivable	921
Decrease due to the write-off of prepaid expenses	(242)
Change in receivables and other payables, net	133
Estimated wind-up expenses	(4,850)
Estimated value of net assets in liquidation as of May 1, 2022	$35,636

The decrease in net assets in liquidation for the period May 1, 2022 through June 30, 2022, was primarily due to the declaration of a dividend to shareholders.

4. Transactions with SITE Centers

The following table presents fees and other amounts charged by SITE Centers (in thousands):

	One Month	Three Months	Four Months	Six Months
	Ended April 30,	Ended June 30,	Ended April 30,	Ended June 30,
	2022	2021	2022	2021
Asset management fees(A)	$125	$1,770	$250	$3,541
Incentive payment(B)	500	—	500	—
Property management fees(C)	22	2,264	88	4,528
Disposition fees(D)	385	592	385	592
Leasing commissions(E)	—	617	7	1,395
Maintenance services and other(F)	1	308	7	652
Legal fees(G)	4	105	36	209
	$1,037	$5,656	$1,273	$10,917

(A)
In 2022, the asset management fee was based on a fixed fee. In 2021, asset management fees were generally calculated at 0.5% per annum of the gross asset value as determined on the immediately preceding June 30 or December 31. In addition, in May 2022, the Company accrued $1.6 million of costs for the estimated amount to be paid to SITE Centers during the five-year wind-up period.
(B)
In April 2022, the Company paid SITE Centers an incentive payment in recognition of the successful completion of the Company’s disposition program.
(C)
In 2022, the Company paid a fixed property management fee to SITE Centers through April 2022 related to Crossroads Center. In 2021, property management fees were generally calculated based on a percentage of tenant cash receipts collected during the three months immediately preceding the most recent June 30 or December 31.
(D)
Disposition fees equal 1% of the gross sales price of each asset sold. Disposition fees are included within Gain on Disposition of Real Estate on the consolidated statements of operations.
(E)
Leasing commissions represent fees charged for the execution of the leasing of retail space.
(F)
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

On December 15, 2021, the Company and certain subsidiaries of SITE Centers entered into the New Management Agreement, which took effect on January 1, 2022 and compensates the Manager for property management and leasing services for Crossroads Center (prior to its sale on April 12, 2022) and for corporate services in connection with the wind-up of the Company’s business. Pursuant to the terms of the New Management Agreement, the Company will pay the Manager an asset management fee for services rendered in connection with corporate management of the Company in an aggregate amount of (i) $500,000 for calendar year 2022, (ii) $300,000 per annum commencing on January 1, 2023 until the end of the calendar quarter in which the Company’s shares are deregistered under the Securities Exchange Act of 1934 (the “Exchange Act”) and/or the Company’s reporting obligations under the Exchange Act are suspended or terminated, and (iii) $100,000 per annum, commencing from the calendar quarter immediately following the calendar quarter in which the Company’s shares are deregistered under the Exchange Act and/or the Company’s reporting obligations under the Exchange Act are suspended or terminated until the expiry of the term of the New Management Agreement (June 30, 2027) or the earlier termination thereof. In addition, pursuant to the New Management Agreement, the Company paid the Manager a property management fee of $22,000 per month through April 2022 on account of Crossroads Center. In April 2022, in accordance with the terms of the New Management Agreement, the Company paid SITE Centers a $385,000 disposition fee for the sale of Crossroads Center and a $500,000 incentive payment in recognition of the successful completion of the Company’s disposition program (including the sale of Crossroads Center).

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

5. Other Assets

Other Assets consisted of the following (in thousands):

December 31, 2021
Operating lease ROU assets	$1,098
Notes receivable(A)	3,000
Other assets:
Prepaid expenses	511
Other assets	109
Total other assets	$4,718

(A)
The loan amount shall be payable in its entirety upon the earlier of: (i) thirty days written notice from buyer of the asset (ii) sixty days following the rent commencement of one or more tenant(s) occupying at least 92,800 square feet in a vacant box located at the shopping center or (iii) September 24, 2022 (subject to buyer’s option to exercise a six-month extension in certain circumstances) and the satisfaction of certain property leasing conditions. The note receivable remains outstanding as of the filing date of this Quarterly Report on Form 10-Q.

6. Discontinued Operations

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

	One Month	Three Months	Four Months	Six Months
	Ended April 30,	Ended June 30,	Ended April 30,	Ended June 30,
	2022	2021	2022	2021
Revenues from operations:
Rental income	$4	$24,447	$851	$47,717
Other income	—	2	—	22
	4	24,449	851	47,739
Rental operation expenses:
Operating and maintenance	22	6,990	79	14,213
Real estate taxes	—	990	—	2,122
Property and asset management fees	—	2,487	—	4,974
Impairment charges	—	79,050	—	81,060
Depreciation and amortization	—	6,504	—	12,874
	22	96,021	79	115,243
Other income (expense):
Interest expense, net	—	(730)	—	(1,570)
Debt extinguishment costs	—	(36)	—	(93)
Other income, net	—	197	—	197
Gain (loss) on disposition of real estate	10	(276)	4	(304)
	10	(845)	4	(1,770)
(Loss) income from discontinued operations before tax expense	(8)	(72,417)	776	(69,274)
Tax expense	—	(11)	(12)	(54)
(Loss) income from discontinued operations	$(8)	$(72,428)	$764	$(69,328)

There were no non-cash items for the four months ended April 30, 2022. The following table summarizes cash flow data relating to discontinued operations for the six months ended June 30, 2021 (in thousands):

Six Months
Ended June 30,
2021
Depreciation and amortization	$12,874
Amortization and write-off of above- and below-market leases, net	158
Impairment charges	81,060
Assumption of building due to ground lease termination	1,350
Real estate improvements to operating real estate	4,910

7. Earnings Per Share

The following table provides the net income and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding, and “diluted” EPS (in thousands, except per share amounts):

	One Month	Three Months	Four Months	Six Months
	Ended April 30,	Ended June 30,	Ended April 30,	Ended June 30,
	2022	2021	2022	2021
Numerators – Basic and Diluted
Net income attributable to common shareholders from continuing operations	$16,165	$2,847	$16,876	$2,956
Net (loss) income attributable to common shareholders from discontinued operations	(8)	(72,428)	764	(69,328)
Total	$16,157	$(69,581)	$17,640	$(66,372)

Denominators – Number of Shares
Basic and Diluted—Average shares outstanding	21,117	21,094	21,117	21,006

Basic and Diluted Earnings Per Share:
Income from continuing operations	$0.77	$0.13	$0.80	$0.14
(Loss) income from discontinued operations	—	(3.43)	0.04	(3.30)
Total	$0.77	$(3.30)	$0.84	$(3.16)

Dividends

In December 2021, the Board of Directors of the Company declared a cash dividend of $3.27 per common share that was paid in January 2022. In April 2022, the Board of Directors of the Company declared a cash dividend of $2.13 per common share that was paid in May 2022. In June 2022, the Board of Directors of the Company declared a cash dividend of $1.16 per common share that was paid in July 2022. From January 1, 2022, through July 27, 2022, the Company paid aggregate dividend distributions of $6.56 per common share or $138.5 million in the aggregate.

8. Subsequent Events

On July 27, 2022, the Company paid a cash dividend aggregating $24.5 million (Note 7).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides readers with a perspective from management on the financial condition, results of operations and liquidity of Retail Value Inc. (the “Company” or “RVI”) (OTC Pink Market: RVIC) and other factors that may affect the Company’s future results. The Company believes it is important to read the MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2021, as well as other publicly available information.

The Company was formed in December 2017 as a wholly-owned subsidiary of SITE Centers Corp. (“SITE Centers” or the “Manager”). On July 1, 2018, the date of the Company’s spin-off from SITE Centers into a separate publicly traded company, the Company owned 48 properties and had two reportable segments: continental U.S. and Puerto Rico. As a result of the sale of the Company’s remaining Puerto Rico assets in August 2021, the Company ceased reporting financial results for the Puerto Rico segment and instead commenced reporting the financial results of the Puerto Rico segment as discontinued operations for all periods presented. On April 12, 2022, RVI completed the sale of its last real estate asset, Crossroads Center, and no longer owns an interest in any real property.

On April 7, 2022, the Company de-listed its common shares from the New York Stock Exchange (the "NYSE") in anticipation of the sale of the Company's final real estate asset and the winding up of its business. On June 30, 2022, the Company filed a certificate of dissolution with the Secretary of State of the State of Ohio. Pursuant to the Ohio Revised Code, the Company will continue to exist for a period of five years following the filing of the certificate of dissolution for the purpose of paying, satisfying and discharging any unknown or contingent claims or any debts or other obligations, collecting and distributing its assets, and doing all other acts required to liquidate and wind-up its business and affairs. In connection with the filing of the certificate of dissolution and in recognition of the substantial completion of the Company's original strategy, the Company's independent directors resigned from the Company's Board of Directors on July 1, 2022, and the Board of Directors is now comprised exclusively of management directors.

EXECUTIVE SUMMARY

The Company remains focused on maximizing the collection of its accounts and note receivable, the proceeds of which are expected to be used to pay wind-up expenses and make distributions to the Company’s common shareholders. The dissolution and wind-up process and the amount and timing of additional distributions to shareholders entail risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount that ultimately will be distributed to shareholders, and no assurance can be given that future distributions will equal or exceed the estimate of net assets in liquidation presented in the Company's Consolidated Statement of Net Assets. See further discussion below under "Liquidity, Capital Resources and Financing Activities – Winding up and Dissolution."

Transaction Update

On April 12, 2022, the Company sold its remaining real estate investment, Crossroads Center in Gulfport, Mississippi, for a sale price of $38.5 million. Net proceeds from the transaction were approximately $37.4 million.

Manager

The Company is party to an external management agreement (the “New Management Agreement”) with SITE Centers, which governs the fees, terms and conditions pursuant to which SITE Centers serves as the Company’s manager. The Company does not have any employees.

Effective January 1, 2022, pursuant to the terms of the New Management Agreement, the Company will pay the Manager an asset management fee for services rendered in connection with corporate management of the Company in an aggregate amount of (i) $500,000 for calendar year 2022, (ii) $300,000 per annum commencing on January 1, 2023 until the end of the calendar quarter in which the Company’s shares are deregistered under the Securities Exchange Act of 1934 (the “Exchange Act”) and/or the Company’s reporting obligations under the Exchange Act are suspended or terminated, and (iii) $100,000 per annum, commencing from the calendar quarter immediately following the calendar quarter in which the Company’s shares are deregistered under the Exchange Act and/or the Company’s reporting obligations under the Exchange Act are suspended or terminated until the expiry of the term of the New Management Agreement (June 30, 2027) or the earlier termination thereof. In addition, pursuant to the New Management Agreement, the Company paid the Manager a property management fee of $22,000 per month through April 2022 on account of Crossroads Center. In April 2022, in accordance with the terms of the New Management Agreement, the Company paid SITE Centers a $385,000 disposition fee for the sale of Crossroads Center and a $500,000 incentive payment in recognition of the successful completion of the Company’s disposition program (including the sale of Crossroads Center).

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

RESULTS OF OPERATIONS

For the one and four months ended April 30, 2022, the Company had one operating property, Crossroads Center, which was sold in April 2022. The operations of this property account for a majority of the revenues and operating expenses reported for the one and four months ended April 30, 2022. The change in income as compared to the three and six months ended June 30, 2021 is a result of the sale of all of the Company's remaining real estate assets in 2021, except for Crossroads Center. The general and administrative expenses primarily represent legal, audit, tax and compliance services and director compensation. The decrease in interest expense primarily was due to the repayment of the Company’s mortgage loan in August 2021. Debt extinguishment costs (primarily related to the non-cash write-off of unamortized deferred financing costs) were incurred in connection with the prepayment of the mortgage loan with asset sale proceeds. Additionally, included in discontinued operations for the four months ended April 30, 2022, is 2021 overage rent (for the Company’s ownership period of the asset) from a major tenant in Puerto Rico that was not required to report its sales information until the first quarter of 2022.

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company maintains a cash balance to satisfy projected expenses and known and unknown claims which might arise during the winding up and dissolution process. The Company’s capital sources include unrestricted cash and future cash flow from collection of accounts receivable and note receivable. See further discussion below under “Liquidity, Capital Resources and Financing Activities – Winding up and Dissolution.” The Company’s liquidity is reflected as follows (in millions):

Net assets in liquidation at June 30, 2022	$11.8
Less: Potential liabilities under purchase and sale agreements (disclosed below)	(2.2)
Pro forma net assets in liquidation at June 30, 2022	$9.6

In addition, the Company may be subject to other expenses such as insurance deductibles and other potential legal costs including legal costs incurred in connection with the collection of the remaining accounts and note receivable. These costs cannot be reasonably estimated and are not accrued in the Consolidated Statement of Net Assets. There is no assurance that the distributions will equal or exceed the estimate of net assets in liquidation presented above.

Common Share Dividends

In December 2021, the Company declared a cash dividend of $3.27 per common share that was paid in January 2022 funded primarily with asset sale proceeds. In April 2022, the Company declared a cash dividend of $2.13 per common share that was paid in May 2022 funded primarily with proceeds from the sale of the Company's last property, Crossroads Center. In June 2022, the Company declared a cash dividend of $1.16 per common share that was paid on July 27, 2022 and was funded primarily with collections of accounts receivable and prior reserves for potential claims by purchasers under property sale agreements that did not materialize prior to the expiration of their general survival periods. From January 1, 2022, through July 27, 2022, the Company paid cash dividends totaling $6.56 per common share or $138.5 million in the aggregate.

Dividend Distributions

The Company currently operates in a manner that allows it to qualify as a REIT and generally not be subject to U.S. federal income and excise tax. U.S. federal income tax law generally requires that a REIT distribute annually to holders of its capital stock at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. Any distributions the Company makes to its shareholders will be at the discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s actual and anticipated results of operations and liquidity, which will be affected by various factors, including its expenses (including management fees and other obligations owing to SITE Centers) and projected expenses and contingencies relating to the Company’s wind-up. The Company may elect to surrender its REIT status in connection with the wind-up of its operations in the event the Company determines that the anticipated benefits to the Company and its shareholders of maintaining REIT qualification do not exceed the related compliance costs or if the nature of the Company’s remaining operations makes compliance with REIT requirements impracticable.

Winding Up and Dissolution

There are many factors that will affect the timing and amount of any additional distributions to shareholders, including, among other things, the Company’s ability to collect amounts currently owed to it by third parties and the amount of current cash balances utilized to satisfy projected expenses and known and unknown claims which might arise during the Company’s winding up and dissolution process. Accordingly, it is not possible to predict the timing or aggregate amount that ultimately will be distributed to shareholders, and no assurance can be given that future distributions will equal or exceed the estimate of net assets in liquidation presented in the Company's Consolidated Statement of Net Assets.

In connection with the sale of Crossroads Center, the Company’s last property, on April 12, 2022, the Company adopted liquidation accounting effective May 1, 2022, which was the beginning of the fiscal month after the sale date. The liquidation basis of accounting is appropriate when the liquidation of a company appears imminent, and the net realizable value of its assets is reasonably determinable. Under this basis of accounting, assets and liabilities are stated at their net realizable value (or liquidation value) and estimated costs through the liquidation date are accrued to the extent reasonably determinable.

The Company filed a certificate of dissolution with the Secretary of State of the State of Ohio on June 30, 2022. Pursuant to Ohio law, the Company will continue to exist for a period of five years following the filing of the certificate of dissolution for the purpose of paying, satisfying and discharging any unknown or contingent claims or any debts or other obligations, collecting and distributing its assets, and doing all other acts required to liquidate and wind-up its business and affairs. Under Ohio law, if the Company makes distributions to its shareholders without making adequate provisions for payment of creditors’ claims, the Company’s shareholders could be liable to creditors to the extent of any payments due to creditors (up to the aggregate amount previously received by the shareholder from the Company). Therefore, the Company retained a portion of the proceeds from its final asset sales in order to establish a reserve fund to satisfy and discharge expenses projected to be incurred, and any unknown or contingent claims, debts or obligations which might arise, during the five-year wind-up period subsequent to the filing of the certificate of dissolution. It is likely that the Company will not make a final distribution until all such expenses and contingent claims are paid, resolved or fail to materialize, which could be one or more years following the date on which the certificate of dissolution was filed. Subject to uncertainties inherent in winding up its business, it is also likely that the Company will make one or more small interim distributions to shareholders during the five-year dissolution period as specific expenses and contingent claims are satisfied, resolved or fail to materialize. The Company is unable to provide any assurances with respect to the amount of any future distributions or the timing thereof.

For example, contracts governing property dispositions typically allow the purchaser to true-up common area maintenance charges with the seller at the end of the year in which the disposition occurred and to make claims for breaches of most representations and other provisions under the sale agreement for a period of nine to 12 months following the disposition, subject to a cap, which is typically 2% to 3% of the gross sales price. As of July 27, 2022, potential liability for breaches of most representations included in the sale agreements governing the disposition of the Company’s final three properties is capped at approximately $2.2 million. The survival period with respect to these potential liabilities expire in September 2022 ($1.4 million) and January 2023 ($0.8 million). These potential liabilities are not included in the Consolidated Statement of Net Assets (see table above). The Company also maintains cash balances to pay, among other items, fees to SITE Centers under the New Management Agreement, professional fees (accountants and law firms) and potential insurance deductibles (including a $1.5 million deductible applicable to any claims made with respect to a tail insurance policy for directors and officers, that is not accrued for in the Consolidated Statement of Net Assets) and vendor expenses. See “Risk Factors—Risks Related to the Company’s Strategy—The Company Expects to Establish a Reserve Fund with Proceeds of Its Final Asset Sales in Order to Satisfy Claims” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

On April 7, 2022, the Company de-listed its common shares from the NYSE in anticipation of the Company’s sale of Crossroads Center and the winding up of its business. As a result, shareholders may have difficulty trading their common shares and the Company’s Board of Directors is no longer required to be comprised of a majority of independent directors. On July 1, 2022, the independent members of the Company's Board of Directors resigned, and the Board of Directors is now comprised exclusively of management directors. See “Risk Factors—Risks Related to the Company’s Common Shares—If an Active Trading Market for the Company’s Common Shares Is Not Sustained, or if the Company’s Common Shares are Delisted from the NYSE, Shareholders’ Ability to Sell Shares When Desired and the Prices Obtained Will Be Adversely Affected” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Through its winding up and dissolution, the Company will be required to continue to comply with the applicable reporting requirements of the Exchange Act, even if compliance with these reporting requirements is economically burdensome. In order to curtail expenses, the Company eventually expects to seek relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act. If such relief is granted, shareholders will have access to substantially limited public information about the Company, which may further impact the trading market for the Company's common shares. The Company will continue to incur professional fees prior to and in connection with such deregistration processes, which will also affect the amounts available for distribution to shareholders in connection with the winding up of the Company’s business and affairs.

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	Four Months	Six Months
	Ended April 30,	Ended June 30,
	2022	2021
Cash flow provided by operating activities	$3,099	$47,609
Cash flow provided by investing activities	36,196	49,948
Cash flow used for financing activities	(69,053)	(144,112)

The Company’s cash flow compared to the prior comparable period are described as follows:

Operating Activities: Cash provided by operating activities decreased $44.5 million primarily due to the following:

•
Decrease in operating income due to asset sales, partially offset by
•
Reduction of interest payments.

Investing Activities: Cash provided by investing activities decreased $13.8 million primarily due to the following:

•
Decrease in proceeds from disposition of real estate of $19.0 million, partially offset by
•
Decrease in payments for real estate improvements of $5.2 million.

Financing Activities: Cash used for financing activities decreased by $75.1 million primarily due to the following:

•
Decrease in repayment of mortgage debt of $139.7 million, partly offset by
•
Increase in dividends paid of $64.7 million.

CAPITALIZATION

At June 30, 2022, the Company’s capitalization consisted of $26.2 million of market equity (market equity is defined as common shares outstanding multiplied by $1.24, the last reported trading price of the Company’s common shares on the OTC Pink Market at June 30, 2022). In June 2022, the Board of Directors of the Company declared a dividend on the Company’s common shares in the aggregate amount of $24.5 million ($1.16 per common share) which was paid on July 27, 2022.

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

Factors that could cause actual results, performance or achievements (including amounts available for distribution to shareholders) to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•
The occurrence and outcome of litigation, including litigation with former tenants and purchasers of its properties;
•
The Company may be unable to collect amounts owed to it by third parties;
•
The Company is subject to potential environmental liabilities;
•
Changes in accounting or other standards;
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Proceeds from the Company's final asset sales will be used for general corporate purposes, and to maintain an appropriate cash balance to satisfy claims and expenses related to the winding up of the Company's business and distributions to holders of the Company’s common shares. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of June 30, 2022, the Company had no other material exposure to market risk.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b), of the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation as required, the CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2022, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of June 30 2022, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

For the three months ended June 30, 2022, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

3.1	Amended and Restated Code of Regulations of the Company[1]

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[1]

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934[1]

32.1

Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 20021,[2]

32.2

Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 20021,[2]

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[2]

101.SCH	Inline XBRL Taxonomy Extension Schema Document [2]

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document [2]

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document [2]

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document [2]

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document [2]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 has been formatted in Inline XBRL and included in Exhibit 101.

1 Submitted electronically herewith.

2 Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statement of Net Assets as of June 30, 2022, (ii) Consolidated Balance Sheet as of December 31, 2021, (iii) Consolidated Statement of Changes in Net Assets for the Period from May 1, 2022 through June 30, 2022, (iv) Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the One and Four Months Ended April 30, 2022 and the Three and Six Months Ended June 30, 2021, (v) Consolidated Statements of Equity for the One and Four Months Ended April 30, 2022 and the Three and Six Months Ended June 30, 2021, (vi) Consolidated Statements of Cash Flows for the Four Months Ended April 30, 2022 and the Six Months Ended June 30, 2021 and (vii) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Retail Value Inc.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer (Authorized Officer)
Date: July 29, 2022