Form 10-Q
period 2022-09-30
Retail Value Inc.
filed 2022-10-28
CIK 1735184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 27, 2022, the registrant had 21,117,150 shares of common stock, $0.10 par value per share, outstanding.

Retail Value Inc.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED September 30, 2022

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements – Unaudited
	Consolidated Statement of Net Assets as of September 30, 2022	2
	Consolidated Balance Sheet as of December 31, 2021	3
	Consolidated Statement of Changes in Net Assets for the Three Months Ended September 30, 2022 and for the Period from May 1, 2022 through September 30, 2022	4
	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Four Months Ended April 30, 2022 and the Three and Nine Months Ended September 30, 2021	5
	Consolidated Statements of Equity for the Four Months Ended April 30, 2022 and the Three and Nine Months Ended September 30, 2021	6
	Consolidated Statements of Cash Flows for the Four Months Ended April 30, 2022 and the Nine Months Ended September 30, 2021	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4.	Controls and Procedures	18
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	20
SIGNATURES		21

Retail Value Inc.

CONSOLIDATED STATEMENT OF NET ASSETS

(Liquidation Basis)

(unaudited, in thousands)

September 30, 2022
Assets
Cash and cash equivalents	$15,983
Accounts receivable, net	183
Total assets	$16,166
Liabilities
Liability for estimated wind-up expenses	$3,177
Accounts payable and other liabilities	808
Dividends payable	6,546
Total liabilities	10,531
Commitments and contingencies (Note 1)
Net assets in liquidation	$5,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED BALANCE SHEET

(Going-Concern Basis)

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

Retail Value Inc.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(Liquidation Basis)

(unaudited, in thousands)

	Three Months	Period from May 1, 2022
	Ended	through
	September 30, 2022	September 30, 2022
Net assets in liquidation, beginning of period	$11,836	$35,636
Remeasurement of assets and liabilities	345	1,041
Distributions to common shareholders	(6,546)	(31,042)
Net assets in liquidation, end of period	$5,635	$5,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Going-Concern Basis)

(unaudited, in thousands, except per share amounts)

	Four Months	Three Months	Nine Months
	Ended April 30,	Ended September 30,	Ended September 30,
	2022	2021	2021
Revenues from operations:
Rental income	$2,653	$14,659	$50,221
Other income	2	(31)	38
	2,655	14,628	50,259
Rental operation expenses:
Operating and maintenance	384	1,922	6,485
Real estate taxes	48	2,661	8,562
Property and asset management fees	755	1,406	4,501
Impairment charges	—	1,573	1,573
General and administrative	829	874	2,997
Depreciation and amortization	675	4,439	16,127
	2,691	12,875	40,245
Other income (expense):
Interest expense, net	—	(2,039)	(7,897)
Debt extinguishment costs	—	(5,158)	(6,307)
Gain on disposition of real estate, net	16,961	37	1,882
	16,961	(7,160)	(12,322)
Income (loss) before tax expense	16,925	(5,407)	(2,308)
Tax expense	(49)	(50)	(193)
Income (loss) from continuing operations	16,876	(5,457)	(2,501)
Income (loss) from discontinued operations	764	26,466	(42,862)
Net income (loss)	$17,640	$21,009	$(45,363)
Comprehensive income (loss)	$17,640	$21,009	$(45,363)

Basic and diluted earnings per share data:
Income (loss) from continuing operations	$0.80	$(0.26)	$(0.12)
Income (loss) from discontinued operations	0.04	1.25	(2.04)
Net income (loss)	$0.84	$0.99	$(2.16)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(Going-Concern Basis)

(unaudited, in thousands)

	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Loss	Treasury Stock at Cost	Total
Balance as of December 31, 2021	$2,112	$740,517	$(675,602)	$(13)	$67,014
Dividends declared	—	—	(44,980)	—	(44,980)
Net income	—	—	17,640	—	17,640
Balance, April 30, 2022	$2,112	$740,517	$(702,942)	$(13)	$39,674

	Common Shares	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Loss	Treasury Stock at Cost	Total
Balance as of December 31, 2020	$1,983	$721,234	$(123,428)	$(3)	$599,786
Issuance of common shares related to stock dividend and stock plan	127	19,314	—	(26)	19,415
Net loss	—	—	(66,372)	—	(66,372)
Balance, June 30, 2021	2,110	740,548	(189,800)	(29)	552,829
Issuance of common shares related to stock dividend and stock plan	2	(31)	—	16	(13)
Net income	—	—	21,009	—	21,009
Balance, September 30, 2021	$2,112	$740,517	$(168,791)	$(13)	$573,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Going-Concern Basis)

(unaudited, in thousands)

	Four Months	Nine Months
	Ended April 30,	Ended September 30,
	2022	2021
Cash flow from operating activities:
Net income (loss)	$17,640	$(45,363)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	675	32,630
Amortization and write-off of above- and below-market leases, net	—	(586)
Amortization and write-off of debt issuance costs	—	9,800
Gain on disposition of real estate, net	(16,965)	(25,687)
Impairment charges	—	82,633
Assumption of buildings due to ground lease terminations	—	(2,660)
Net change in accounts receivable	1,862	8,061
Net change in accounts payable and other liabilities	(1,279)	(4,722)
Net change in other operating assets	1,166	6,450
Total adjustments	(14,541)	105,919
Net cash flow provided by operating activities	3,099	60,556
Cash flow from investing activities:
Real estate improvements to operating real estate	(864)	(9,856)
Proceeds from disposition of real estate	37,060	596,118
Net cash flow provided by investing activities	36,196	586,262
Cash flow from financing activities:
Repayment of mortgage debt, including repayment costs	—	(354,202)
Payment of credit facility costs	—	(74)
Dividends paid	(69,053)	(4,381)
Net cash flow used for financing activities	(69,053)	(358,657)
Net (decrease) increase in cash, cash equivalents and restricted cash	(29,758)	288,161
Cash, cash equivalents and restricted cash, beginning of period	112,463	172,788
Cash, cash equivalents and restricted cash, end of period	$82,705	$460,949

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

The Company, its subsidiaries and the Manager entered into a new External Management Agreement, effective January 1, 2022 (the “New Management Agreement”), which compensated the Manager for property management, leasing services and disposition efforts for Crossroads Center (prior to its sale on April 12, 2022) and compensates the Manager for corporate services in connection with the wind-up of the Company’s business. SITE Centers provides RVI with day-to-day management, as the Company does not have any employees.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), including liquidation accounting discussed below, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the year. Subsequent to the adoption of the liquidation basis of accounting, the Company is required to estimate all costs expected to be incurred through the end of liquidation including the estimated amount of cash the Company expects to collect on its remaining receivables. Actual results could differ from those estimates.

Cash and Cash Equivalents, Restricted Cash, Accounts Receivable and Accounts Payable and Other Liabilities

The carrying amounts reported in the Company’s consolidated balance sheet for these financial instruments approximated fair value because of their short-term maturities.

Legal Matters

The Company and its subsidiaries are subject to various legal proceedings, which, taken together, are not expected to have a material adverse effect on the Company. The Company is also subject to a variety of legal actions for personal injury or property damage that arose in the ordinary course of its business, most of which are covered by insurance. While the resolution of all matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s liquidity, financial position or results of operations.

Pre-Liquidation Basis of Accounting

Basis of Presentation

These financial statements were prepared by the Company in accordance with U.S. GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they did not include all information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, the interim financial statements included all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the four months ended April 30, 2022 and the three and nine months ended September 30, 2021, were not necessarily indicative of the results that were expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Four Months	Nine Months
	Ended April 30,	Ended September 30,
	2022	2021
Dividends declared but not paid	$45.0	$—
Accounts payable related to construction in progress (continuing operations)	—	0.7
Assumption of buildings due to ground lease terminations (discontinued operations)	—	2.7
Stock dividends	—	18.6

Post-Liquidation Basis of Accounting

Basis of Presentation

In connection with the sale of Crossroads Center, the Company’s last property, on April 12, 2022, the Company adopted the liquidation basis of accounting, in accordance with U.S. GAAP, effective May 1, 2022, which was the beginning of the fiscal month after the sale date. Accordingly, on May 1, 2022, the carrying value of the Company’s assets was adjusted to their estimated liquidation value, which represents the estimated amount of cash that the Company will collect on settlement of its assets and liabilities as it carries out the liquidation activities.

The liquidation basis of accounting is appropriate when the liquidation of a company appears imminent, and the net realizable value of its assets is reasonably determinable. Under this basis of accounting, assets and liabilities are stated at their net realizable value (or liquidation value) and estimated costs through the liquidation date are accrued to the extent reasonably determinable.

The Company accrued expenses that it expects to incur as it carries out its liquidation activities to the extent it has a reasonable basis for estimation. The Company expects to incur general and administrative expenses associated with the winding up and dissolution of the Company i.e., fees to SITE Centers under the New Management Agreement, professional fees (auditing and legal expenses), insurance premiums, vendor expenses and costs to resolve and streamline the Company’s subsidiaries and corporate structure. Actual expense incurred may differ from amounts reflected in the financial statements due to the inherent uncertainty in estimating future events. These differences could be material (Note 2). Actual costs incurred but unpaid as of September 30, 2022, are included in Accounts Payable and Other Liabilities in the Consolidated Statement of Net Assets.

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

Distributions

The amount and timing of distributions to shareholders involve risks and uncertainties. Accordingly, it is not possible to predict the timing and aggregate amount that ultimately will be distributed to shareholders and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statement of Net Assets.

2. Liability for Estimated Wind-Up Expenses in Excess of Estimated Income During Liquidation

The liquidation basis of accounting requires the Company to estimate net cash flows primarily from the collection of receivables and to accrue all costs associated with winding up the remaining operations of the Company and complying with regulatory requirements (when such costs can be reasonably estimated). As the basis for such estimates, in accordance with Ohio law, the Company expects to continue to exist for a period of five years following the filing of the certificate of dissolution with the Secretary of State of the State of Ohio, which occurred on June 30, 2022 (“Liquidation Period”). The Company currently estimates that it will have enough assets to cover the expenses during the Liquidation Period. These amounts can vary significantly due to, among other things, the timing and amounts of accounts receivable collected and contingent liabilities paid and the costs associated with the winding up of the Company. Certain of these amounts are estimated and are anticipated to be paid out over the Liquidation Period.

Upon transition to the liquidation basis of accounting on May 1, 2022, the Company accrued $4.9 million of estimated general and administrative expenses expected to be incurred and paid out during the Liquidation Period (Note 3).

In addition, the Company did not record any liability for potential breach of representation claims relating to the sale agreement governing the Company's final real estate disposition. This potential liability is capped at approximately $0.8 million and has a survival period which expires in January 2023.

The decrease in net assets in liquidation for the period May 1, 2022 through September 30, 2022, was primarily due to the declaration of common share dividends to shareholders of $31.0 million and the payment of additional expenses associated with the wind down of the operations partially offset by payments received that were in excess of estimated receivables or were not anticipated.

The change in the liability for estimated costs during the Liquidation Period as of September 30, 2022, is as follows (in thousands):

Period from May 1, 2022
through
September 30, 2022
General and administrative expenses, beginning of period	$5,671
Payments	(2,524)
Remeasurement of wind-up expenses	30
General and administrative expenses, end of period	$3,177

3. Net Assets in Liquidation

The following is a reconciliation of Total Equity as of April 30, 2022 to net assets in liquidation under the liquidation basis of accounting (in thousands):

Total equity as of April 30, 2022	$39,674
Increase due to collectability of accounts receivable	921
Decrease due to the write-off of prepaid expenses	(242)
Change in receivables and other payables, net	133
Estimated wind-up expenses	(4,850)
Estimated value of net assets in liquidation as of May 1, 2022	$35,636

4. Transactions with SITE Centers

The following table presents fees and other amounts charged by SITE Centers (in thousands):

	Four Months	Three Months	Nine Months
	Ended April 30,	Ended September 30,	Ended September 30,
	2022	2021	2021
Asset management fees(A)	$250	$1,620	$5,161
Incentive payment(B)	500	—	—
Property management fees(C)	88	2,081	6,609
Disposition fees(D)	385	5,500	6,092
Leasing commissions(E)	7	306	1,701
Maintenance services and other(F)	7	214	866
Credit facility guaranty fees	—	60	60
Legal fees(G)	36	235	444
	$1,273	$10,016	$20,933

(A)
In 2022, the asset management fee was based on a fixed fee. In 2021, asset management fees were generally calculated at 0.5% per annum of the gross asset value as determined on the immediately preceding June 30 or December 31. In addition, in May 2022, the Company accrued $1.6 million of costs for the estimated amount to be paid to SITE Centers during the five-year wind-up period. (See table below.)
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
(D)
Disposition fees equaled 1% of the gross sales price of each asset sold. Disposition fees are included within Gain on Disposition of Real Estate on the consolidated statements of operations.
(E)
Leasing commissions represent fees charged for the execution of the leasing of retail space.
(F)
Maintenance services represent amounts charged to the properties for the allocation of compensation and other benefits of personnel directly attributable to the management of the properties. Amounts are recorded in Operating and Maintenance Expense on the consolidated statements of operations.
(G)
Legal fees charged for collection activity, negotiating and reviewing tenant leases and contracts for asset dispositions.

Estimated amounts payable to SITE Centers are as follows (in thousands):

Payable to SITE Centers as of May 1, 2022	$1,600
Payments made during the period	(127)
Remeasurement of wind-up expenses	2
Payable to SITE Centers as of September 30, 2022	$1,475

On December 15, 2021, the Company and certain subsidiaries of SITE Centers entered into the New Management Agreement, which took effect on January 1, 2022 and compensated the Manager for property management and leasing services for Crossroads Center (prior to its sale on April 12, 2022) and compensates the Manager for corporate services in connection with the wind-up of the Company’s business. Pursuant to the terms of the New Management Agreement, the Company will pay the Manager an asset management fee for services rendered in connection with corporate management of the Company in an aggregate amount of (i) $500,000 for calendar year 2022, (ii) $300,000 per annum commencing on January 1, 2023 until the end of the calendar quarter in which the Company’s shares are deregistered under the Securities Exchange Act of 1934 (the “Exchange Act”) and/or the Company’s reporting obligations under the Exchange Act are suspended or terminated, and (iii) $100,000 per annum, commencing from the calendar quarter immediately following the calendar quarter in which the Company’s shares are deregistered under the Exchange Act and/or the Company’s reporting obligations under the Exchange Act are suspended or terminated until the expiry of the term of the New Management Agreement (June 30, 2027) or the earlier termination thereof. In addition, pursuant to the New Management Agreement, the Company paid the Manager a property management fee of $22,000 per month through April 2022 on account of Crossroads Center. In April 2022, in accordance with the terms of the New Management Agreement, the Company paid SITE Centers a $385,000 disposition fee for the sale of Crossroads Center and a $500,000 incentive payment in recognition of the successful completion of the Company’s disposition program (including the sale of Crossroads Center).

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

5. Other Assets

Other Assets consisted of the following (in thousands):

December 31, 2021
Operating lease ROU assets	$1,098
Note receivable(A)	3,000
Other assets:
Prepaid expenses	511
Other assets	109
Total other assets	$4,718

(A)
Repaid in accordance with its terms in September 2022.

6. Discontinued Operations

The Company previously sold all of its properties located in Puerto Rico, which represented a strategic shift in the Company’s geographic concentration and business and, as such, the Puerto Rico properties are reflected as discontinued operations for all periods presented. Only Interest Expense, which was specifically identifiable to the Puerto Rico assets, is included in the computation of interest expense attributable to discontinued operations. The operating results related to the Puerto Rico segment (discontinued operations) were as follows (in thousands):

	Four Months	Three Months	Nine Months
	Ended April 30,	Ended September 30,	Ended September 30,
	2022	2021	2021
Revenues from operations:
Rental income	$851	$16,183	$63,900
Other income	—	(5)	17
	851	16,178	63,917
Rental operation expenses:
Operating and maintenance	79	4,824	19,037
Real estate taxes	—	686	2,808
Property and asset management fees	—	2,295	7,269
Impairment charges	—	—	81,060
Depreciation and amortization	—	3,629	16,503
	79	11,434	126,677
Other income (expense):
Interest expense, net	—	(485)	(2,055)
Debt extinguishment costs	—	(1,858)	(1,951)
Other income, net	—	—	197
Gain on disposition of real estate	4	24,109	23,805
	4	21,766	19,996
Income (loss) from discontinued operations before tax expense	776	26,510	(42,764)
Tax expense	(12)	(44)	(98)
Income (loss) from discontinued operations	$764	$26,466	$(42,862)

There were no non-cash items for the four months ended April 30, 2022. The following table summarizes cash flow data relating to discontinued operations for the nine months ended September 30, 2021 (in thousands):

Nine Months
Ended September 30,
2021
Depreciation and amortization	$16,503
Amortization and write-off of above- and below-market leases, net	210
Impairment charges	81,060
Assumption of buildings due to ground lease terminations	2,660
Real estate improvements to operating real estate	4,452

7. Earnings Per Share

The following table provides net income and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding, and “diluted” EPS (in thousands, except per share amounts):

	Four Months	Three Months	Nine Months
	Ended April 30,	Ended September 30,	Ended September 30,
	2022	2021	2021
Numerators – Basic and Diluted
Net income (loss) attributable to common shareholders from continuing operations	$16,876	$(5,457)	$(2,501)
Net income (loss) attributable to common shareholders from discontinued operations	764	26,466	(42,862)
Total	$17,640	$21,009	$(45,363)

Denominators – Number of Shares
Basic and Diluted—Average shares outstanding	21,117	21,117	21,043

Basic and Diluted Earnings Per Share:
Income (loss) from continuing operations	$0.80	$(0.26)	$(0.12)
Income (loss) from discontinued operations	0.04	1.25	(2.04)
Total	$0.84	$0.99	$(2.16)

Dividends

The Board of Directors of the Company declared cash dividends per common share as follows:

Declaration Date	Paid Date	Amount Per Share	Aggregate Amount Paid (millions)
September 2022	October 2022	$0.31	$6.5
June 2022	July 2022	1.16	24.5
April 2022	May 2022	2.13	45.0
December 2021	January 2022	3.27	69.1
Total		$6.87	$145.1

8. Subsequent Events

On October 26, 2022, the Company paid a cash dividend aggregating $6.5 million (Note 7).

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

EXECUTIVE SUMMARY

The Company remains focused on maximizing the collection of its remaining accounts receivable, the payment of known and contingent liabilities (including wind-up expenses) and the distribution of available funds to the Company’s common shareholders. The dissolution and wind-up process and the amount and timing of additional distributions to shareholders entail risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount that ultimately will be distributed to shareholders, and no assurance can be given that future distributions will equal or exceed the estimate of net assets in liquidation presented in the Company's Consolidated Statement of Net Assets. See further discussion below under "Liquidity, Capital Resources and Financing Activities – Winding up and Dissolution."

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

Effective January 1, 2022, pursuant to the terms of the New Management Agreement, the Company will pay the Manager an asset management fee for services rendered in connection with corporate management of the Company in an aggregate amount of (i) $500,000 for calendar year 2022, (ii) $300,000 per annum commencing on January 1, 2023 until the end of the calendar quarter in which the Company’s shares are deregistered under the Securities Exchange Act of 1934 (the “Exchange Act”) and/or the Company’s reporting obligations under the Exchange Act are suspended or terminated, and (iii) $100,000 per annum, commencing from the calendar quarter immediately following the calendar quarter in which the Company’s shares are deregistered under the Exchange Act and/or the Company’s reporting obligations under the Exchange Act are suspended or terminated until the expiry of the term of the New Management Agreement (June 30, 2027) or the earlier termination thereof. In addition, pursuant to the New Management Agreement, the Company paid the Manager a property management fee of $88,000 on account of Crossroads Center, which was sold in April 2022. In April 2022, in accordance with the terms of the New Management Agreement, the Company paid SITE Centers a

$385,000 disposition fee for the sale of Crossroads Center and a $500,000 incentive payment in recognition of the successful completion of the Company’s disposition program (including the sale of Crossroads Center).

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

RESULTS OF OPERATIONS

Period from May 1, 2022 through September 30, 2022

As a result of the adoption of the liquidation basis accounting as of May 1, 2022, the results of operations for the current-year period are not comparable to the prior-year period. The decrease in net assets in liquidation for the period from May 1, 2022 through September 30, 2022 is primarily a result of distributions to common shareholders of $31.0 million and the payment of additional expenses associated with the wind-up of the operations partially offset by payments received that were in excess of estimated receivables or were not anticipated.

Period from January 1, 2022 through April 30, 2022

For the four months ended April 30, 2022, the Company had one operating property, Crossroads Center, which was sold in April 2022. The operations of this property account for a majority of the revenues and operating expenses reported for the four months ended April 30, 2022. The change in income as compared to the three and nine months ended September 30, 2021 is a result of the sale of all of the Company's remaining real estate assets in 2021, except for Crossroads Center. The general and administrative expenses primarily represent legal, audit, tax and compliance services and director compensation. The decrease in interest expense primarily was due to the repayment of the Company’s mortgage loan in August 2021. Debt extinguishment costs (primarily related to the non-cash write-off of unamortized deferred financing costs) were incurred in connection with the prepayment of the mortgage loan with asset sale proceeds. Additionally, included in discontinued operations for the four months ended April 30, 2022, is 2021 overage rent (for the Company’s ownership period of the asset) from a major tenant in Puerto Rico that was not required to report its sales information until the first quarter of 2022.

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company maintains a cash balance to satisfy projected expenses and known and unknown claims which might arise during the winding-up and dissolution process. The Company’s capital sources include unrestricted cash and future cash flow from collection of accounts receivable. See further discussion below under “Liquidity, Capital Resources and Financing Activities – Winding up and Dissolution.” The Company’s liquidity is reflected as follows (in millions):

Net assets in liquidation at September 30, 2022	$5.6
Less: Potential liability under purchase and sale agreement (disclosed below)	(0.8)
Pro forma net assets in liquidation at September 30, 2022	$4.8

In addition to the Liability for Estimated Wind-Up Expenses included in the Consolidated Statement of Net Assets, the Company may be subject to other expenses such as insurance deductibles and legal costs incurred in connection with the collection of the remaining accounts receivable or any litigation which may arise during the winding-up and dissolution process. These costs cannot be reasonably estimated and thus are not included as a deduction of the Net Assets in Liquidation at September 30, 2022. There is no assurance that the distributions will equal or exceed the estimate of net assets in liquidation presented above.

Common Share Dividends

In December 2021, the Company declared a cash dividend of $3.27 per common share that was paid in January 2022 funded primarily with asset sale proceeds. In April 2022, the Company declared a cash dividend of $2.13 per common share that was paid in May 2022 funded primarily with proceeds from the sale of the Company's last property, Crossroads Center. In June 2022, the Company declared a cash dividend of $1.16 per common share that was paid in July 2022 and was funded primarily with collections of accounts receivable and prior reserves for potential claims by purchasers under property sale agreements that did not materialize prior to the expiration of their general survival periods ("Survival Period Reserves"). In September 2022, the Company declared a cash dividend of $0.31 per common share that was paid on October 26, 2022 and was funded primarily with the collection of a note receivable, Survival Period Reserves and other cash on hand. From January 1, 2022, through October 26, 2022, the Company paid cash dividends totaling $6.87 per common share or $145.1 million in the aggregate.

Dividend Distributions

The Company currently operates in a manner that allows it to qualify as a REIT and generally not be subject to U.S. federal income and excise tax. U.S. federal income tax law generally requires that a REIT distribute annually to holders of its capital stock at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. Any distributions the Company makes to its shareholders will be at the discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s actual and anticipated liquidity, which will be affected by various factors, including its known expenses (including management fees and other obligations owing to SITE Centers), projected expenses and contingency reserves relating to the Company’s wind-up. The Company may elect to surrender its REIT status in connection with the wind-up of its operations in the event the Company determines that the anticipated benefits to the Company and its shareholders of maintaining REIT qualification do not exceed the related compliance costs or if the nature of the Company’s remaining operations makes compliance with REIT requirements impracticable.

Winding Up and Dissolution

There are many factors that will affect the timing and amount of any additional distributions to shareholders, including, among other things, the Company’s ability to collect amounts currently owed to it by third parties and the amount of current cash balances utilized to satisfy projected expenses and known and unknown claims which might arise during the Company’s winding-up and dissolution process. Accordingly, it is not possible to predict the timing or aggregate amount that ultimately will be distributed to shareholders, and no assurance can be given that future distributions will equal or exceed the estimate of net assets in liquidation presented in the Company's Consolidated Statement of Net Assets.

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

For example, contracts governing property dispositions typically allow the purchaser to true-up common area maintenance charges with the seller at the end of the year in which the disposition occurred and to make claims for breaches of most representations and other provisions under the sale agreement for a period of nine to 12 months following the disposition, subject to a cap, which is typically 2% to 3% of the gross sales price. As of October 27, 2022, the survival period for all of the Company's sale agreements had expired, except for the survival period applicable to the sale of the Company’s final property which is capped at approximately $0.8 million and expires in January 2023. This potential liability is not included in the Consolidated Statement of Net Assets (see table above). The Company also maintains cash balances to pay, among other items, fees to SITE Centers under the New Management Agreement, professional fees (accountants and law firms) and potential insurance deductibles (including a $1.5 million deductible applicable to any claims made with respect to a tail insurance policy for directors and officers, that is not accrued for in the Consolidated Statement of Net Assets) and vendor expenses. See “Risk Factors—Risks Related to the Company’s Strategy—The Company Expects to Establish a Reserve Fund with Proceeds of Its Final Asset Sales in Order to Satisfy Claims” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	Four Months	Nine Months
	Ended April 30,	Ended September 30,
	2022	2021
Cash flow provided by operating activities	$3,099	$60,556
Cash flow provided by investing activities	36,196	586,262
Cash flow used for financing activities	(69,053)	(358,657)

The Company’s cash flow compared to the prior comparable period are described as follows:

Operating Activities: Cash provided by operating activities decreased $57.5 million primarily due to the following:

•
Decrease in operating income due to asset sales, partially offset by
•
Reduction of interest payments.

Investing Activities: Cash provided by investing activities decreased $550.1 million primarily due to the following:

•
Decrease in proceeds from disposition of real estate of $559.1 million, partially offset by
•
Decrease in payments for real estate improvements of $9.0 million.

Financing Activities: Cash used for financing activities decreased by $289.6 million primarily due to the following:

•
Decrease in repayment of mortgage debt and credit facility costs of $354.3 million, partly offset by
•
Increase in dividends paid of $64.7 million.

CAPITALIZATION

At September 30, 2022, the Company’s capitalization consisted of $9.7 million of market equity (market equity is defined as common shares outstanding multiplied by $0.46, the last reported trading price of the Company’s common shares on the OTC Pink Market at September 30, 2022). In September 2022, the Board of Directors of the Company declared a dividend on the Company’s common shares in the aggregate amount of $6.5 million ($0.31 per common share), which was paid on October 26, 2022.

FORWARD-LOOKING STATEMENTS

MD&A should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the Company’s consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, both as amended, with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements related to the wind-up of the Company's operations and the timing or amount of any future distributions to shareholders. Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements because such statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and that could materially affect the Company’s actual results, performance or achievements. For additional factors that could cause the results of the Company to differ materially from those indicated in the forward-looking statements, see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Proceeds from the Company's final asset sales will be used for general corporate purposes, and to maintain an appropriate cash balance to satisfy claims and expenses related to the winding up of the Company's business and distributions to holders of the Company’s common shares. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of September 30, 2022, the Company had no other material exposure to market risk.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b), of the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation as required, the CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2022, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of September 30 2022, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

For the three months ended September 30, 2022, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document[1]

101.SCH	Inline XBRL Taxonomy Extension Schema Document [1]

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document[1]

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document [1]

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document [1]

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document [1]

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 has been formatted in Inline XBRL and included in Exhibit 101.

1. Submitted electronically herewith.

2. Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statement of Net Assets as of September 30, 2022, (ii) Consolidated Balance Sheet as of December 31, 2021, (iii) Consolidated Statement of Changes in Net Assets for the Three Months Ending September 30, 2022 and for the Period from May 1, 2022 through September 30, 2022, (iv) Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Four Months Ended April 30, 2022 and the Three and Nine Months Ended September 30, 2021, (v) Consolidated Statements of Equity for the Four Months Ended April 30, 2022 and the Three and Nine Months Ended September 30, 2021, (vi) Consolidated Statements of Cash Flows for the Four Months Ended April 30, 2022 and the Nine Months Ended September 30, 2021 and (vii) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Retail Value Inc.

	By:	/s/ Christa A. Vesy
		Name:	Christa A. Vesy
		Title:	Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer (Authorized Officer)
Date: October 28, 2022