Form 10-K
period 2022-12-31
Retail Value Inc.
filed 2023-02-24
CIK 1735184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Securities registered pursuant to Section 12(g) of the Act: None

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
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2022, was $21.5 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

21,117,150 shares outstanding as of February 15, 2023

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. BUSINESS

General Development and Narrative Description of Business

Retail Value Inc. is an Ohio corporation (the "Company" or "RVI") formed in December 2017 as a wholly-owned subsidiary of SITE Centers Corp. ("SITE Centers" or the "Manager"). On July 1, 2018, the date of the Company's spin-off from SITE Centers into a separate publicly traded company, the Company owned and operated a portfolio of 48 retail shopping centers, comprised of 36 continental U.S. assets and 12 Puerto Rico assets. On April 12, 2022, RVI completed the sale of its last real estate asset and no longer owns an interest in any real property.

On April 7, 2022, the Company de-listed its common shares from the New York Stock Exchange (the "NYSE") in anticipation of the winding up of its business, and the Company’s common shares currently are quoted on the OTC Pink Market under the ticker symbol “RVIC”.

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

The Company remains focused on managing the wind-up of its business including the payment of known and contingent liabilities (including wind-up expenses) and the distribution of available funds to the Company’s common shareholders. The dissolution and wind-up process and the amount and timing of additional distributions to shareholders entail risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount that will ultimately be distributed to shareholders, and no assurance can be given that future distributions will equal or exceed the estimate of net assets in liquidation presented in the Company's Consolidated Statement of Net Assets. See Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under "Liquidity, Capital Resources and Financing Activities — Winding Up and Dissolution.

The Company intends to seek to avail itself of relief provided by the Securities and Exchange Commission (the “SEC”) that allows certain liquidating Real Estate Investment Trusts (“REITs”) to end most of their reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”) while winding up their businesses. As a result of such process, shareholders would have access to substantially limited public information about the Company. Qualifying for such relief involves, among other steps, the closing of a corporation’s stock transfer books. If the Company were to close its stock transfer books, the Company’s common shares would no longer be assignable or transferrable on the Company’s books, other than transfers by will, intestate succession or operation of law. Additionally, the Company anticipates that as part of such process the OTC Pink Market would no longer quote prices for the Company’s common shares and the Depository Trust Company would cease to permit transfers of the Company’s common shares among its participants. The Company expects that these developments would cause brokers to significantly restrict future trading in the shares. As a result, the Company expects that liquidity in its shares would be significantly curtailed. See Item 1A. Risk Factors.

Recent Developments

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in Item 8 Financial Statements and Supplementary Data in Part II of this Annual Report on Form 10-K for the year ended December 31, 2022, for information on certain recent developments of the Company, which is incorporated herein by reference to such information.

Governmental Regulations

The Company’s business is subject to various governmental regulations, including regulations governing REITs. For additional information, see “Risks Related to the Company's Taxation as a REIT—The Company May be Subject to Final Examinations by Taxing Authorities Across Various Jurisdictions, Which May Impact the Amount of Taxes That the Company Pays and the Ultimate Amount of Distributions to the Company's Shareholders" included in Item 1A. Risk Factors in Part I of this Annual Report on Form 10‑K.

Qualification as a Real Estate Investment Trust

As of December 31, 2022, the Company met the qualification requirements of a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, the Company will not be subject to federal income tax to the extent it meets certain requirements of the Code. The Company made an election to surrender its REIT status effective January 1, 2023.

Human Capital

The Company is managed by the Manager pursuant to a new management agreement (the “New Management Agreement”), which took effect on January 1, 2022 and compensated the Manager for property management and leasing services for Crossroads Center (prior to its sale in April 2022) and compensates the Manager for corporate services in connection with the wind-up of the Company’s business. All of the Company’s executive officers are employees of the Manager or its affiliates. The Company does not have any employees.

Corporate Information

The Company is an Ohio corporation incorporated in 2017. The Company’s principal executive offices are located at 3300 Enterprise Parkway, Beachwood, Ohio, 44122, and its telephone number is (216) 755-5500. The Company’s website is www.retailvalueinc.com. The Company uses the Investors section of its website as a channel for routine distribution of important information, including press releases and financial information. The information the Company posts to its website may be deemed to be material, and investors and others interested in the Company are encouraged to routinely monitor and review the information that the Company posts on its website in addition to following the Company’s press releases, Securities and Exchange Commission (“SEC”) filings and public conference calls and webcasts. The Company posts filings made with the SEC to its website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. All such postings and filings are available on the Company’s website free of charge. In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its website. The SEC also maintains a website (https://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on, or accessible through, any website referred to in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022, is not incorporated by reference into, and shall not be deemed part of, this Annual Report on Form 10-K unless expressly noted.

Information About the Company’s Executive Officers

The section below provides information regarding the Company’s executive officers as of February 15, 2023:

David R. Lukes, age 53, has served as President and Chief Executive Officer of the Company since February 2018, as a Director of the Company since April 2018, and as President, Chief Executive Officer and Director of SITE Centers since March 2017. Prior to joining SITE Centers, Mr. Lukes served as Chief Executive Officer of Equity One, Inc., an owner, developer and operator of shopping centers, from June 2014 until March 2017 and served as its Executive Vice President from May 2014 to June 2014. Prior to joining Equity One, Mr. Lukes also served as President and Chief Executive Officer of Sears Holding Corporation affiliate Seritage Realty Trust, a real estate company, from 2012 through April 2014 and as President and Chief Executive Officer of Olshan Properties, a privately owned real estate firm specializing in commercial real estate, from 2010 through 2012. From 2002 to 2010, Mr. Lukes served in various senior management positions at Kimco Realty Corporation, including serving as its Chief Operating Officer from 2008 to 2010. Mr. Lukes has also served as an Independent Director of Citycon Oyj, an owner and manager of shopping centers in the Nordic region listed on the Nasdaq Helsinki, since 2017. Mr. Lukes also serves as a member of the Advisory Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT). Mr. Lukes holds a Bachelor of Environmental Design from Miami University, a Master of Architecture from the University of Pennsylvania and a Master of Science in real estate development from Columbia University.

Christa A. Vesy, age 52, has served as Chief Financial Officer and Treasurer of the Company since November 2019, as a Director of the Company since May 2021 and as Executive Vice President and Chief Accounting Officer of the Company since February 2018. Ms. Vesy has served as Executive Vice President and Chief Accounting Officer of SITE Centers since March 2012. From July 2016 to March 2017, Ms. Vesy also served as Interim Chief Financial Officer of SITE Centers. In these roles, Ms. Vesy oversees the property and corporate accounting, tax and financial reporting functions for SITE Centers. Previously Ms. Vesy served as Senior Vice President and Chief Accounting Officer of SITE Centers from November 2006. Prior to joining SITE Centers, Ms. Vesy worked for The Lubrizol Corporation, where she served as manager of external financial reporting and then as controller for the lubricant additives business segment. Prior to joining Lubrizol, from 1993 to September 2004, Ms. Vesy held various positions with the Assurance and Business Advisory Services group of PricewaterhouseCoopers LLP, a registered public accounting firm, including Senior Manager from 1999 to September 2004. Ms. Vesy graduated with a Bachelor of Science in business administration from

Miami University. Ms. Vesy is a certified public accountant (CPA) and member of the American Institute of Certified Public Accountants (AICPA).

Conor M. Fennerty, age 37, has served as Executive Vice President of the Company since November 2020, as a Director of the Company since July 2022, and as Executive Vice President, Chief Financial Officer and Treasurer of SITE Centers since November 2019. From April 2017 to November 2019, Mr. Fennerty served as SITE Centers’ Senior Vice President of Capital Markets. Prior to joining SITE Centers, Mr. Fennerty served as a Vice President and Senior Analyst at BlackRock, Inc., a global funds manager, from July 2014 to April 2017, an Analyst at Cohen & Steers Capital Management, a specialist asset manager focused on real assets, from May 2012 to July 2014, and prior to that, a member of the global investment research division of Goldman Sachs from May 2010 to May 2012. Mr. Fennerty earned a Bachelor of Science in business administration with a major in finance from Georgetown University.

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

For more information, see “Risks Related to the Company’s Relationship with SITE Centers” included in Item 1A. Risk Factors in Part I of this Annual Report on Form 10-K and “Executive Summary—Manager” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10‑K.

Item 1A. RISK FACTORS

The following are certain risk factors that we believe are material to investors. The occurrence of any of these risks could have a material adverse effect on our efforts to wind-up the Company's operations or reduce or eliminate any future distributions to our shareholders.

Risks Related to the Wind-Up of the Company's Operations

The Company Cannot Assure Investors of the Timing or Amount of Future Distributions to Shareholders.

The Company’s estimate of net assets in liquidation at December 31, 2022 was $5,820,000, or $0.28 per common share. This estimation is based on a number of estimates and assumptions including expected expenses and other factors not within the Company's control. Any distributions the Company makes to its shareholders will be at the discretion of the Board of Directors and will be affected by various factors, including the collection of remaining amounts owed to the Company by tenants and third parties, the Company’s operating expenses (including management fees and other obligations owing to the Manager), and the amount of any claims made against the Company during the wind-up of its operations. If the Company’s liabilities (including, without limitation, third-party claims and compliance costs) are greater than the Company currently expects or if the Company's collection of remaining receivables is less than the Company expects, shareholders will receive less in total distributions. The Company cannot assure shareholders of the actual amount, if any, they will receive in future distributions or when any such distributions will be paid. For more information, see “Liquidity, Capital Resources and Financing Activities” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K.

If the Company Makes Distributions to Shareholders Without Making Adequate Provisions for Payment of Creditors’ Claims and Expenses, Shareholders Could Be Liable to the Creditors to the Extent of Any Payments Due to Creditors.

Under Ohio law, if the Company makes distributions to its shareholders without making adequate provisions for payment of creditors’ claims, the Company’s shareholders could be liable to creditors to the extent of any payments due to creditors (up to the aggregate amount previously received by the shareholder from the Company). Therefore, the Company retained a portion of the proceeds from its final asset sales in order to establish a reserve fund to satisfy and discharge expenses to be incurred, and any unknown or contingent claims, debts or obligations which might arise during the five-year wind-up period subsequent to the filing of the certificate of dissolution on June 30, 2022. Remaining obligations include fees owing to the Manager under the New Management Agreement, professional fees (including fees of accountants and law firms), potential insurance deductibles with respect to the Company’s tail director and officer liability insurance policy, vendor expenses and any other claims arising during the wind-up period. To the extent that the Company has underestimated the size of the Company's reserve fund and third-party claims emerge after distributions to the Company's shareholders have already been paid, the Company's shareholders could be required to return some or all of such distributions. As a result, the Company may not make a final distribution to shareholders until all such expenses and contingent claims are satisfied, resolved or fail to materialize, which could be one or more years following the filing date of its certificate of dissolution.

If the Company's Wind-up Costs or Unpaid Liabilities Are Greater Than the Company Expects, or If the Company Is Named a Defendant in a Future Lawsuit or Proceeding, Any Future Distributions May Be Delayed or Reduced.

Liabilities and expenses, such as management, legal and accounting fees and other operating expenses, will continue to be incurred as the Company completes the wind-up of its operations. To the extent that these expenses and liabilities exceed the Company's current estimates, they will reduce the amount of assets available for future distribution to beneficiaries. In addition, the Company could be named as a defendant in one or more future lawsuits and regulatory proceedings relating to its former business, including lawsuits relating to the sales of its properties. Expenses incurred in defending any such action, and any unfavorable outcome resulting therefrom, could adversely affect the amount ultimately available for distribution to shareholders.

The Company’s Former Real Estate Investments May Entail Environmental Liabilities That Could Adversely Affect the Amount and Timing of Future Distributions to Shareholders.

Conditions at properties formerly owned by the Company may subject the Company to environmental liabilities. Under various federal, state and local environmental laws and regulations, a current or previous owner of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, and third parties may seek recovery from the Company, as a former owner of real properties for personal injury or property damage associated with exposure to released hazardous substances. The costs of removal or remediation and related liability to third parties could be substantial and could have a material adverse effect on the Company’s ability to make distributions to shareholders.

Risks Related to the Company's Common Shares

The Company May Take Steps That Significantly Decrease Liquidity in Its Shares in Connection With Availing Itself of Relief to Cease Filing Most Reports With the SEC.

In April 2022, the Company de-listed its common shares from the NYSE in anticipation of the winding up of its business, and the Company’s common shares currently are quoted on the OTC Pink Market under the ticker symbol “RVIC”. There can be no assurance that an active trading market for the Company’s common shares will be maintained. Although the Company is currently required to comply with the applicable reporting requirements of the Exchange Act, the Company intends to seek to avail itself of relief provided by the SEC that allows certain liquidating REITs to end most of their Exchange Act reporting while winding up their businesses. As a result of such process, shareholders would have access to substantially limited public information about the Company.

Qualifying for such relief involves, among other steps, the closing of a corporation’s stock transfer books. If the Company were to close its stock transfer books, the Company’s common shares would no longer be assignable or transferrable on the Company’s books, other than transfers by will, intestate succession or operation of law. Additionally, the Company anticipates that as part of such process the OTC Pink Market would no longer quote prices for the Company’s common shares and the Depository Trust Company would cease to permit transfers of the Company’s common shares among its participants. The Company expects that these developments would cause brokers to significantly restrict future trading in the shares. As a result, the Company expects that liquidity in its shares would be significantly curtailed.

Risks Related to the Company's Relationship with SITE Centers.

The Company Is Dependent on SITE Centers and Its Key Personnel to Complete the Wind-up of the Company’s Business, and the Company May Not Find a Suitable Replacement for the Manager if the New Management Agreement is Terminated, or for Key Personnel if They Leave SITE Centers or Otherwise Become Unavailable to the Company.

The Company has no separate management and is reliant on the Manager. All of the Company’s executive officers are executives of SITE Centers. Accordingly, completing the wind-up of the Company’s business will depend to a significant extent upon the efforts, experience, diligence, skill and continued service of the officers and key personnel of SITE Centers. The departure of any of the officers or key personnel of SITE Centers could result in a material delay or disruption of any remaining distributions to shareholders.

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

The New Management Agreement is currently scheduled to expire on June 30, 2027 (the date on which the Company’s existence will terminate under Ohio law), subject to the right of the Company or the Manager to earlier terminate the New Management Agreement on a voluntary basis upon delivery of at least 90 days’ advance written notice. If the New Management Agreement is terminated by SITE Centers, the Company may incur expenses and disruptions in transitioning to a replacement manager, and if no suitable replacement manager is found to manage the Company, the Company likely would not be able to complete the wind-up of its operations and make related distributions to shareholders. Given the limited scale of the Company’s current operations and the difficulty of identifying a replacement manager, the fees charged by any replacement manager could greatly exceed the level of fees currently paid by the Company to SITE Centers.

The Company May Have Conflicts of Interest with SITE Centers.

The Company is subject to conflicts of interest arising out of its relationships with SITE Centers. Specifically, all of the Company’s executive officers are executives of SITE Centers. In addition, following the Company’s filing of the certificate of dissolution in June 2022, all of the independent directors resigned from the Company’s Board of Directors in an effort to minimize ongoing expenses, thereby leaving the Board of Directors comprised solely of SITE Centers executives.

SITE Centers and the Company’s executive officers may have conflicts between their duties to the Company and their duties to, and interests in, SITE Centers. Conflicts with the Company’s business and interests are most likely to arise in connection with any amendment or interpretation of the provisions of any agreements between the Company and affiliates of SITE Centers (including the New Management Agreement) and the allocation of SITE Centers’ management’s time and services between the Company and SITE Centers. The Company will pay the Manager fees regardless of the amount and timing of any additional distributions to shareholders, which may reduce the Manager’s incentive to devote its time and effort to pursuing actions that maximize total returns to the Company’s shareholders.

Pursuant to the New Management Agreement, the Manager will not assume any responsibility other than to render the services called for thereunder. The Manager maintains a contractual, as opposed to a fiduciary, relationship with the Company. Under the terms of the New Management Agreement, the Company will indemnify the Manager and its affiliates, as well as their respective officers (and persons serving as officers of the Company at the request of SITE Centers or the Company’s Board of Directors), directors, equity holders, members, partners and employees, for all liability, claims, damages and losses arising out of the performance of their duties under the New Management Agreement, and related expenses, except to the extent arising from any act or omission on their part that is determined to constitute gross negligence or willful misconduct.

A Disruption, Failure or Breach of the Manager’s Networks or Systems, Including As a Result of Cyber-Attacks, Could Harm the Company’s Business and the Resolution of Its Operations.

The Manager relies extensively on computer systems to manage the Company’s business. While the Manager maintains some of its own critical information technology systems, it also depends on third parties to provide important information technology services relating to several of the Company’s key business functions, such as electronic communications and certain finance functions. These systems are subject to damage or interruption from power outages, facility damage, computer or telecommunications failures, computer viruses, security breaches, vandalism, natural disasters, catastrophic events, human error and potential cyber threats, including malicious codes, worms, phishing attacks, ransomware and other sophisticated cyber-attacks. Although the Company believes that the Manager and such third parties employ a number of protective measures to prevent, detect and mitigate cyber threats, including password protection, firewalls, backup servers, threat monitoring and periodic penetration testing, the techniques used to obtain unauthorized access change frequently, and there is no guarantee that such prevention efforts will be successful. Should they occur, these threats could compromise the confidential information of the Company’s former tenants and third-party vendors, disrupt the wind-up of the Company’s operations and the availability and integrity of data in the Company’s systems and result in litigation, violation of applicable privacy and other laws, investigations, actions, fines or penalties. In the event of damage or disruption to the Company’s business due to these occurrences, the Company may not be able to successfully and quickly recover all of its critical business functions, assets and data. Cyber-attacks may also entail significant remediation costs and result in misstatement of financial reports, missed reporting deadlines and delay to the resolution of the Company’s operations.

Risks Related to the Company's Taxation as a REIT

The Company May Be Subject to Final Examinations by Taxing Authorities Across Various Jurisdictions, Which May Impact the Amount of Taxes That the Company Pays and the Ultimate Amount of Distributions to the Company's Shareholders.

The Company evaluates its probable exposures associated with its tax filing positions. At December 31, 2022, the Company believes it has no such exposures, and accordingly has not accrued any such charges. The Company may be subject to final examination by taxing authorities; thus, a final determination by the taxing authorities could increase or decrease amounts of cash available for distribution to shareholders, perhaps significantly.

Certain Foreign Shareholders May Be Subject to U.S. Federal Income Tax on Gain Recognized on a Disposition of the Company’s Common Shares If the Company Does Not Qualify As a “Domestically Controlled” REIT.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to U.S. federal income tax on any gain recognized on the disposition. This tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” In general, the Company will be a domestically controlled REIT if at all times during the five-year period ending on the applicable stockholder’s disposition of the Company’s stock, less than 50% in value of the stock was held directly or indirectly by non-U.S. persons. If the Company were to fail to qualify as a domestically controlled REIT, gain recognized by a foreign stockholder on a disposition of the Company’s common shares would be subject to U.S. federal income tax unless the common shares were traded on an established securities market and the foreign stockholder did not at any time during a specified testing period directly or indirectly own more than 10% of the outstanding common stock. Although the Company believes that it has qualified as a domestically controlled REIT for all periods prior to December 31, 2022, the Company made an election to surrender its REIT status effective January 1, 2023.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

None.

Item 3. LEGAL PROCEEDINGS

The Company is subject to a variety of legal actions for personal injury with respect to its former properties, most of which are covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s liquidity, financial position or results of operations.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders, Dividends and Market Information

On April 7, 2022, the Company de-listed its common shares from the NYSE. The Company’s common shares currently are quoted on the OTC Pink Market under the ticker symbol “RVIC.” As of February 15, 2023, there were 2,302 record holders. This total excludes beneficial or non-registered holders that held their shares through various brokerage firms. This figure does not represent the actual number of beneficial owners of the Company’s common shares because common shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares. In addition, any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

For all periods prior to December 31, 2022, the Company operated in a manner that allowed it to qualify as a REIT and generally not be subject to U.S. federal income and excise tax. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. Effective January 1, 2023, the Company elected to surrender its REIT status in connection with the ongoing wind-up of its operations and in recognition that the nature of the Company’s remaining operations makes future compliance with REIT requirements impracticable.

Issuer Purchases of Equity Securities

None.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company was formed in December 2017 as a wholly-owned subsidiary of SITE Centers Corp. ("SITE Centers" or the "Manager"). On July 1, 2018, the date of the Company’s spin-off from SITE Centers into a separate publicly traded company, the Company owned and operated 48 retail shopping centers and had two reportable segments: continental U.S. and Puerto Rico. As a result of the sale of the Company’s remaining Puerto Rico assets in August 2021, the Company ceased reporting financial results for the Puerto Rico segment and instead commenced reporting the financial results of the Puerto Rico segment as discontinued operations for all periods presented. On April 12, 2022, Retail Value Inc. (“RVI” or the “Company”) completed the sale of its last real estate asset, Crossroads Center, and no longer owns an interest in any real property.

EXECUTIVE SUMMARY

On June 30, 2022, the Company filed a certificate of dissolution with the Secretary of State of the State of Ohio. Pursuant to the Ohio Revised Code, the Company will continue to exist for a period of five years following the filing of the certificate of dissolution for the purpose of paying, satisfying and discharging any unknown or contingent claims or any debts or other obligations, collecting and distributing its assets, and doing all other acts required to liquidate and wind-up its business and affairs. In connection with the filing of the certificate of dissolution and in recognition of the substantial completion of the Company’s original strategy, the Company’s independent directors resigned from the Company’s Board of Directors on July 1, 2022, and the Board of Directors is now comprised exclusively of management directors.

The Company remains focused on managing the wind-up activities, including the payment of known and contingent liabilities (including the wind-up expenses) and the distribution of available funds to the Company’s common shareholders. The dissolution and wind-up process and the amount and timing of additional distributions to shareholders entail risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount that will ultimately be distributed to shareholders, and no assurance can be given that future distributions will equal or exceed the estimate of net assets in liquidation presented in the Company's Consolidated Statement of Net Assets. See further discussion below under “Liquidity, Capital Resources and Financing Activities—Winding Up and Dissolution.”

The Company intends to seek to avail itself of relief provided by the SEC that allows certain liquidating REITs to end most of their reporting obligations under the Exchange Act while winding up their businesses. As a result of such process, shareholders would have access to substantially limited public information about the Company. Qualifying for such relief involves, among other steps, the closing of a corporation’s stock transfer books. If the Company were to close its stock transfer books, the Company’s common shares would no longer be assignable or transferrable on the Company’s books, other than transfers by will, intestate succession or operation of law. Additionally, the Company anticipates that as part of such process the OTC Pink Market would no longer quote prices for the Company’s common shares and the Depository Trust Company would cease to permit transfers of the Company’s common shares among its participants. The Company expects that these developments would cause brokers to significantly restrict future trading in the shares. As a result, the Company expects that liquidity in its shares would be significantly curtailed.

Transaction Highlights

From its formation in December 2017 through April 12, 2022, the Company sold all of its properties (in thousands):

Date Sold	Property Name	City, State	Total Owned GLA	Gross Sales Price
04/17/18	Silver Spring Square	Mechanicsburg, PA	343	$80,810	(1)
06/27/18	The Walk at Highwoods Preserve	Tampa, FL	138	25,025	(1)
07/06/18	Tequesta Shoppes	Tequesta, FL	110	14,333
07/10/18	Lake Walden Square	Plant City, FL	245	29,000
08/01/18	East Lloyd Commons	Evansville, IN	160	23,000
08/13/18	Grandville Marketplace	Grandville, MI	224	16,700
08/29/18	Brandon Blvd Shoppes	Valrico, FL	86	14,650
09/14/18	Gresham Station	Gresham, OR	342	64,500
10/18/18	Palm Valley Pavilions West	Goodyear, AZ	233	44,800
11/13/18	International Drive Value Center	Orlando, FL	186	26,157
11/20/18	Douglasville Pavilion	Atlanta, GA	266	35,120
12/14/18	Kyle Crossing	Kyle, TX	121	27,600
02/08/19	Millenia Plaza	Orlando, FL	412	56,400
02/27/19	Homestead Pavilion (TD Bank)	Homestead, FL	4	4,091
03/01/19	West Allis Center (Chick-Fil-A)	Milwaukee, WI	5	2,211
03/04/19	Lowe's Home Improvement	Hendersonville, TN	129	16,058
03/26/19	Midway Marketplace	St. Paul, MN	324	31,210
04/05/19	Mariner Square	Spring Hill, FL	194	17,000
05/23/19	Shoppers World of Brookfield	Brookfield, WI	203	19,450
05/31/19	Homestead Pavilion	Homestead, FL	295	62,250
06/13/19	Beaver Creek Crossings	Apex, NC	321	52,750
08/07/19	Harbison Court	Columbia, SC	242	36,500
08/09/19	West Allis Center	West Allis, WI	259	18,100
12/19/19	Marketplace at Towne Centre	Mesquite, TX	180	19,150
01/15/20	Newnan Crossing (Except Lowe's Parcel)	Newnan, GA	92	11,600
02/19/20	Hamilton Commons	Mays Landing, NJ	403	60,000
02/26/20	Tucson Spectrum Shopping Center	Tucson, AZ	717	84,000
06/30/20	Big Oaks Crossing	Tupelo, MS	348	21,000
07/27/20	Newnan Crossing (Lowe's Parcel)	Newnan, GA	130	15,550
09/24/20	Riverdale Village	Coon Rapids, MN	788	70,000
12/21/20	Peach Street Marketplace (Longhorn Steakhouse Parcel)	Erie, PA	5	2,075
12/22/20	Plaza Palma Real	Humacao, PR	448	50,000
04/09/21	Marketplace of Brown Deer	Brown Deer, WI	405	10,250
04/13/21	Noble Town Center	Jenkintown, PA	168	14,000
04/14/21	Plaza Vega Baja	Vega Baja, PR	185	4,500
04/21/21	Uptown Solon	Solon, OH	182	10,100
06/03/21	Señorial Plaza	Rio Piedras, PR	202	20,350
08/27/21	Puerto Rico Portfolio (9 properties)	Puerto Rico	3,538	550,000
10/01/21	Continental U.S. Portfolio (5 properties)	Various	2,623	264,000
12/06/21	Green Ridge Square	Grand Rapids, MI	216	23,250
12/15/21	Willowbrook Plaza	Houston, TX	385	37,100
04/12/22	Crossroads Center	Gulfport, MS	555	38,500
			16,412	$2,023,140

	Asset sales (Post Spin-Off)		15,931	$1,917,305
(1)
Sold prior to the spin-off which occurred on July 1, 2018.

Manager

The Company does not have any employees. In connection with the Company’s separation from SITE Centers on July 1, 2018, the Company entered into the External Management Agreement and Property Management Agreements which governed the fees, terms and conditions pursuant to which SITE Centers served as the Company’s manager until December 31, 2021. On December 15, 2021, the Company and certain subsidiaries of SITE Centers entered into a new management agreement (“New Management Agreement”) which took effect on January 1, 2022 and compensated the Manager for property management and leasing services for Crossroads Center (prior to its sale in April 2022) and compensates the Manager for corporate services in connection with the wind-up of the Company’s business.

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

The New Management Agreement also obligates the Company to pay or reimburse the Manager for all commercially reasonable third-party costs and expenses incurred in the performance of its duties under the New Management Agreement, including but not limited to, all fees and expenses paid to outside advisors (including legal and accounting fees), consultants, architects, engineers and other professionals reasonably required for the performance of the Manager’s duties.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. Estimates and assumptions include, among other things, the collectability of receivables. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements might not materialize. Accordingly, actual results could differ from these estimates. Subsequent to the Company’s adoption of the liquidation basis of accounting as of May 1, 2022, the Company is required to estimate all costs expected to be incurred through the end of liquidation including the estimated amount of cash the Company expects to collect on the remaining receivables.

Revenue Recognition and Accounts Receivable

Prior to the adoption of the liquidation basis of accounting, rental income was reduced for the elimination of unpaid contractual lease payments for tenants that are on the cash basis of accounting due to collectability concerns.

Upon the adoption of the liquidation basis of accounting, receivable balances were assessed for collectability and upon the determination that the collection of the receivable is probable. Prior to the adoption of the liquidation basis of accounting, the Company made estimates of the collectability of its accounts receivable. The Company analyzed tenant credit worthiness, as well as both current economic and tenant-specific sector trends when evaluating the probability of collection of accounts receivable. In evaluating tenant credit worthiness, the Company’s assessment may have included a review of payment history, tenant sales performance and financial position. The time to resolve these amounts may exceed one year. These estimates have a direct impact on the Company’s net assets because once the amount is not considered probable of being collected, assets are reduced. While the Company is working to maximize payments, collection of past due amounts is not guaranteed.

COMPARISON OF 2022 AND 2021 RESULTS OF OPERATIONS

The discussion of the Company’s 2021 performance compared to 2020 is set forth in “Comparison of 2021 and 2020 Results of Operations” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Period from May 1, 2022 through December 31, 2022

As a result of the adoption of the liquidation basis of accounting as of May 1, 2022, the results of operations for the current-year period is not comparable to the prior-year period. The decrease in net assets in liquidation for the period from May 1, 2022 through December 31, 2022 is primarily a result of distributions to common shareholders of $31.0 million and the payment of additional expenses associated with the wind-up of the Company's operations, partially offset by payments received that were in excess of estimated receivables or were not anticipated.

Period from January 1, 2022 through April 30, 2022

For the four months ended April 30, 2022, the Company reported results for one operating property, Crossroads Center, which was sold in April 2022. The operations of this property account for a majority of the revenues and operating expenses reported for the four months ended April 30, 2022. The change in income, as compared to the year ended December 31, 2021, is a result of the sale of all of the Company's remaining real estate assets in 2021, except for Crossroads Center. The general and administrative expenses primarily represent legal, audit, tax and compliance services and director compensation. The decrease in interest expense primarily was due to the repayment of the Company’s mortgage loan in August 2021. Debt extinguishment costs in 2021 (primarily related to the non-cash write-off of unamortized deferred financing costs) were incurred in connection with the prepayments of the mortgage loan with asset sale proceeds. Additionally, included in discontinued operations for the four months ended April 30, 2022, is 2021 overage rent (for the Company’s ownership period of the asset) from a major tenant in Puerto Rico that was not required to report its sales information until the first quarter of 2022.

LIQUIDITY, CAPITAL RESOURCES AND FINANCING ACTIVITIES

The Company maintains a cash balance to satisfy projected expenses and known and unknown claims which might arise during the winding up and dissolution process. The Company’s capital source primarily is unrestricted cash. See further discussion below under “— Winding Up and Dissolution.”

In addition to the Liability for Estimated Wind-Up Expenses included in the Consolidated Statement of Net Assets, the Company may be subject to other expenses such as insurance deductibles or costs incurred in connection with any litigation which may arise during the winding up and dissolution process. These costs cannot be reasonably estimated and, thus are not included as a deduction from the Net Assets in Liquidation at December 31, 2022. There is no assurance that the distributions will equal or exceed the estimate of net assets in liquidation presented herein.

Common Share Dividends

In December 2021, the Company declared a cash dividend of $3.27 per common share that was paid in January 2022, funded primarily with asset sale proceeds. In April 2022, the Company declared a cash dividend of $2.13 per common share that was paid in May 2022, funded primarily with proceeds from the sale of the Company's last property, Crossroads Center. In June 2022, the Company declared a cash dividend of $1.16 per common share that was paid in July 2022 and was funded primarily with collections of accounts receivable and prior reserves for potential claims by purchasers under property sale agreements that did not materialize prior to the expiration of their general survival periods ("Survival Period Reserves"). In September 2022, the Company declared a cash dividend of $0.31 per common share that was paid in October 2022 and was funded primarily with the collection of a note receivable, Survival Period Reserves and other cash on hand. In 2022, the Company paid cash dividends totaling $6.87 per common share, or $145.1 million in the aggregate.

The amount of the 2022 dividends is expected to exceed the amount of REIT taxable income generated by the Company in 2022. Accordingly, federal income taxes were not incurred by the Company in 2022.

Dividend Distributions

Prior to December 31, 2022, the Company operated in a manner that allowed it to qualify as a REIT and generally not be subject to U.S. federal income and excise tax. U.S. federal income tax law generally requires that a REIT distribute annually to holders of its capital stock at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. Any distributions the Company makes to its shareholders will be at the discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s actual and anticipated liquidity, which will be affected by various factors, including its known expenses (including management fees and other obligations owing to SITE Centers) and projected expenses relating to the Company’s wind-up. Effective January 1, 2023, the Company elected to surrender its REIT status in connection with the ongoing wind-up of its operations and in recognition that the nature of the Company’s remaining operations makes future compliance with REIT requirements impracticable.

Winding Up and Dissolution

There are many factors that will affect the timing and amount of any additional distributions to shareholders, including, among other things, the amount of current cash balances utilized to satisfy projected expenses and known and unknown claims which might arise during the Company’s winding up and dissolution process. Accordingly, it is not possible to predict the timing or aggregate amount that will ultimately be distributed to shareholders, and no assurance can be given that any future distributions will be made or that any future distributions will equal or exceed the estimate of net assets in liquidation presented in the Company's Consolidated Statement of Net Assets.

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

Contracts governing property dispositions typically allow the purchaser to make claims for breaches of most representations and other provisions under the sale agreement for a period of nine to12 months following the disposition, subject to a cap, which is typically 2% to 3% of the gross sales price. As of December 31, 2022, the survival period for all of the Company's sale agreements had expired except for the survival period applicable to the sale of the Company’s final property, which was capped at approximately $0.8 million and expired in January 2023. This potential liability was not included in the Consolidated Statement of Net Assets.

The Company also maintains cash balances to pay, among other items, fees to SITE Centers under the New Management Agreement, professional fees (accountants and law firms) and potential insurance deductibles (specifically, a $1.5 million deductible applicable to any claims made with respect to a tail insurance policy for directors and officers, that is not accrued for in the Consolidated Statement of Net Assets) and vendor expenses. See "Risk Factors—Risks Related to the Wind-Up of the Company's Operations—If the Company Makes Distributions to Shareholders Without Making Adequate Provisions for Payment of Creditors’ Claims and Expenses, Shareholders Could Be Liable to the Creditors to the Extent of Any Payments Due to Creditors" included in Item 1A. Risk Factors in Part 1of this Annual Report on Form 10-K.

In April 2022, the Company de-listed its common shares from the NYSE in anticipation of the winding up of its business and the Company’s common shares currently are quoted on the OTC Pink Market under the ticker symbol “RVIC”. In July 2022, the independent members of the Company's Board of Directors resigned, and the Board of Directors is now comprised exclusively of management directors.

Through its winding up and dissolution, the Company will be required to continue to comply with the applicable reporting requirements of the Exchange Act, even if compliance with these reporting requirements is economically burdensome. In order to curtail expenses, the Company intends to seek to avail itself of relief provided by the SEC that allows certain liquidating REITs to end most of their Exchange Act reporting while winding up their businesses. As a result of such process, shareholders would have access to substantially limited public information about the Company.

Qualifying for such relief involves, among other steps, the closing of a corporation’s stock transfer books. If this were to occur at the Company, the Company’s common shares would no longer be assignable or transferrable on the Company’s books, other than transfers by will, intestate succession or operation of law. Additionally, the Company anticipates that as part of such process the OTC Pink Market would no longer quote prices for the Company’s common shares and the Depository Trust Company would cease to permit transfers of the Company’s common shares among its participants. The Company expects these developments would cause brokers to significantly restrict future trading in the shares. As a result, the Company expects that liquidity in its shares would be significantly curtailed. If the Company is able to avail itself of such relief and end most of its Exchange Act reporting, it anticipates that it would realize a reduction in accrued costs of approximately $1 million to $1.7 million.

See “Risk Factors—Risks Related to the Company's Common Shares— The Company May Take Steps That Significantly Decrease Liquidity in Its Shares in Connection With Availing Itself of Relief to Cease Filing Most Reports With the SEC” included in Item 1A. Risk Factors in Part I of this Annual Report on Form 10-K.

Cash Flow Activity

The Company’s cash flow activities are summarized as follows (in thousands):

	Four Months	The Year
	Ended April 30,	Ended December 31,
	2022	2021
Cash flow provided by operating activities	$3,099	$61,741
Cash flow provided by investing activities	36,196	892,013
Cash flow used for financing activities	(69,053)	(1,014,079)

Changes in cash flow compared to the prior year are described as follows:

Operating Activities: Cash provided by operating activities decreased $58.6 million primarily due to the following:

•
Decrease in operating income due to asset sales, partially offset by
•
Reduction of interest payments.

Investing Activities: Cash provided by investing activities decreased $855.8 million primarily due to the following:

•
Decrease in proceeds from dispositions of real estate of $865.7 million, partially offset by
•
Decrease in payments for real estate improvements of $9.9 million.

Financing Activities: Cash used for financing activities decreased by $945.0 million primarily due to the following:

•
Decrease in dividends paid of $400.8 million;
•
Decrease in repayment of mortgage debt and credit facility costs of $354.2 million and
•
Dividend paid in 2021 on redeemable equity of $190.0 million.

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
•
Potential conflicts of interest with SITE Centers and the Company’s ability to replace SITE Centers as manager (and the fees to be paid to any replacement manager) in the event the New Management Agreement is terminated and
•
The Company and its vendors, including SITE Centers, could sustain a disruption, failure or breach of their respective networks and systems, including as a result of cyber-attacks, which could disrupt the wind-up of the Company’s operations, compromise the confidentiality of sensitive information and result in fines and penalties.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Proceeds from the Company's final asset sales will be used for general corporate purposes and to maintain an appropriate cash balance to satisfy claims and expenses related to the winding up of the Company's business and distributions to holders of the Company’s common shares. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of December 31, 2022, the Company had no other material exposure to market risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1 and is incorporated herein by reference thereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation, pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b), of the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation as required, the CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2022, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and were effective as of December 31, 2022, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2022, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Consistent with the Company’s original strategy to realize value through operations and sales of its properties, the Company sold its last real estate asset in April 2022. The Company also voluntarily de-listed its Common Shares from the NYSE in April 2022, which eliminated various governance-related requirements, including the requirement that the Company’s Board of Directors be comprised of a majority of independent directors. As a result of these developments, in June 2022, the Board of Directors eliminated its Compensation Committee, Nominating and Corporate Governance Committee and Executive Committee, terminated the charter of the Audit Committee and eliminated the Company’s Corporate Governance Guidelines.

On June 30, 2022, the Company filed a certificate of dissolution with the Secretary of State of the State of Ohio. Concurrent with that filing, effective July 1, 2022, the Company’s independent directors (namely Gary N. Boston, Henrie W. Koetter and Scott D. Roulston) resigned from the Board of Directors and Conor M. Fennerty was appointed to the Board of Directors and its Audit Committee. The transition to a Board of Directors comprised exclusively of management directors was designed to curtail expenses and to acknowledge the substantial completion of the Company’s original strategy.

As of December 31, 2022, the members of the Board of Directors are Conor M. Fennerty, David R. Lukes and Christa A. Vesy, and the members of the Audit Committee are Mr. Fennerty and Ms. Vesy.

Mr. Fennerty’s qualifications to serve on the Board include his positions as Executive Vice President of the Company and as Executive Vice President, Chief Financial Officer and Treasurer of the Company’s Manager and his extensive experience gained as an analyst at various funds and asset managers.

Mr. Lukes’ qualifications to serve on the Board include his position as President and Chief Executive Officer of the Company and the Company’s Manager, in addition to his prior experience as Chief Executive Officer of Equity One, Inc., his familiarity with the retail REIT industry and his extensive expertise and experience in retail real estate development and operations. Furthermore, his position as a member of the Company’s senior management makes him an important contributor to the Board. Mr. Lukes also serves as a director of Citycon Oyj, an owner and operator of shopping centers located in the Nordic region, the shares of which are traded on the NASDAQ Helsinki.

Ms. Vesy’s qualifications to serve on the Board include her positions as Executive Vice President and Chief Financial Officer of the Company and Executive Vice President and Chief Accounting Officer of the Company’s Manager and her familiarity with the retail REIT industry.

Pursuant to an amendment to the Company’s Code of Regulations adopted at the Company’s Annual Meeting of Shareholders held on May 12, 2022, the terms of these directors will expire at the annual meeting of the Company’s shareholders held in 2025 and until their successors are elected and qualified or until their earlier resignation or removal. Biographical information for the Company's current directors can be found under the heading “Information About the Company’s Executive Officers” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference.

The Company’s Board of Directors has determined that Ms. Vesy satisfies the definition of an audit committee financial expert set forth in Item 407(d) of Regulation S-K. Ms. Vesy is not an independent director.

Executive Officers

The Company has no employees, but the following individuals (who are employees of the Manager) currently serve as the Company's executive officers: David R. Lukes, as President and Chief Executive Officer; Christa A. Vesy, as Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer and Conor M. Fennerty, as Executive Vice President. Additional information about the Company's current executive officers can be found under the heading “Information About the Company’s Executive Officers” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference.

Codes of Ethics

Code of Ethics for Senior Financial Officers

The Company has a Code of Ethics for Senior Financial Officers that applies to the senior financial officers of the Company, including, among others, the Chief Executive Officer, President, Chief Financial Officer, Chief Accounting Officer and Treasurer (the “senior financial officers”). Among other matters, this code requires the Company’s senior financial officers to:

•
act with honesty and integrity and ethically handle all actual or apparent conflicts of interest between personal and professional relationships;
•
endeavor to provide information that is full, fair, accurate, timely and understandable in all reports and documents that the Company file with, or submit to, the SEC and other public filings or communications the Company makes;
•
endeavor to comply faithfully with all laws, rules and regulations of federal, state and local governments and all applicable private or public regulatory agencies, as well as all applicable professional codes of conduct;
•
not knowingly or recklessly misrepresent material facts or allow their independent judgment to be compromised;
•
not use for personal advantage confidential information acquired in the course of their employment;
•
proactively promote ethical behavior among peers and subordinates in the workplace and
•
promptly report any violation or suspected violation of this code in accordance with the Company's Code of Business Conduct and Ethics and, if appropriate, directly to the Audit Committee.

Only the Audit Committee or the Company's Board may waive any provision of this code with respect to a senior financial officer. Any such waiver or any amendment to this code will be promptly disclosed on the Company's website or in a Current Report on Form 8-K, as required by applicable rules or regulations. This code is posted on the Company's website, www.retailvalueinc.com, under “Governance” in the “Investors” section.

Code of Business Conduct and Ethics

The Company’s Code of Business Conduct and Ethics addresses its commitment to honesty, integrity and the ethical behavior of its officers and directors and employees of the Manager. This code governs the actions and working relationships of the Company's officers and directors and Manager employees with contractual counterparties, vendors, government and self-regulatory agencies, investors, the public, the media, and anyone else with whom the Company has had or may have contact. Only the Company's Board may waive any provision of this code with respect to an officer or director. Any such waiver or any amendment to this code will be promptly disclosed on the Company's website or in a Current Report on Form 8-K, as required by applicable rules or regulations. The Company’s Corporate Compliance Officer may waive any provision of this code with respect to all other Manager employees. This code is posted on the Company's website, www.retailvalueinc.com, under “Governance” in the “Investors” section.

Reporting and Non-Retaliation Policy

The Company’s Code of Business Conduct and Ethics includes a reporting and non-retaliation policy. The purpose of the policy is to encourage all officers and directors and Manager employees to disclose any alleged wrongdoing that may adversely impact the Company, its shareholders, Manager employees, investors, or the public at large without fear of retaliation. The policy sets forth procedures for the reporting by Manager employees and interested third parties of alleged financial (including auditing, accounting, and internal control matters) and non-financial wrongdoing on a confidential and anonymous basis. Reports concerning alleged wrongdoing may be made directly to the Company's Corporate Compliance Officer or to NAVEX Global, an independent third-party service retained on the Company's behalf. An inquiry or investigation is then initiated by the Corporate Compliance Officer.

Item 11. EXECUTIVE COMPENSATION

Management Structure

The Company is externally managed by its Manager, which performs the Company’s day-to-day management functions. On December 16, 2021, the Company entered into the New Management Agreement with its Manager which became effective on January 1, 2022. This New Management Agreement effectively replaced and superseded the original management and leasing agreements entered into with the Manager in 2018. As an emerging growth company under the Jumpstart Our Business Startups Act of 2012, the Company is not required to include a Compensation Discussion and Analysis section or Compensation Committee Report in this Annual Report, as is required of many other public companies.

Executive Compensation Disclosure

The New Management Agreement provides that the Manager is responsible for managing the Company’s affairs. The Company has no employees, but the following individuals (who are employees of the Manager) currently serve as the Company’s executive officers: David R. Lukes, as President and Chief Executive Officer; Christa A. Vesy, as Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer and Conor M. Fennerty, as Executive Vice President. While the executive officers devote such portion of their business time to the Company's affairs as is required for the performance of the duties of the Manager under the New Management Agreement, none of these executive officers are exclusively (or even substantially) dedicated to performing services for the Company. The executive officers do not receive any compensation directly or indirectly from the Company (including out of the amounts the Company pays to the Manager under the New Management Agreement) for their services as the Company's executive officers, and the Company does not determine the compensation payable by the Manager to the Company's executive officers. As a result, the Company has not considered or implemented an executive compensation policy or program for the Company's executive officers. Instead, the Manager, determines the levels of compensation earned by the executive officers for their service to the Manager.

While the Company pays fees to and reimburses the expenses of the Manager under the New Management Agreement (see Item 13. Certain Relationships and Related Transactions, and Director Independence below for a discussion of these fees and expense payments), the Company understands that the Company's executive officers have not received any compensation from, or been allocated any compensation by, the Manager specifically for their service to the Company as its executive officers. In addition, the Company understands that no portion of the management fees paid by the Company to the Manager are allocated by the Manager to the compensation of the Company's executive officers. As a result, the Company has not included a Summary Compensation Table in this Annual Report. Further, as none of the Company's executive officers holds unvested equity awards with respect to the Company's shares, the Company has also not included an Outstanding Equity Awards at Fiscal Year-End table in this Annual Report.

Retail Value Inc. 2018 Equity and Incentive Compensation Plan

The Company has historically maintained the Retail Value Inc. 2018 Equity and Incentive Compensation Plan, which the Company refers to as the Equity Plan. The Equity Plan was administered by the Compensation Committee and allowed the Compensation Committee to provide equity and incentive compensation to Equity Plan participants selected by the Compensation Committee from time to time. No awards were made under the Equity Plan in 2022 and no unvested awards were outstanding under the Equity Plan as of December 31, 2022. On December 21, 2021, as a result of the Company’s progress on the sales of its remaining assets and in anticipation of its winding up and dissolution, the Company filed a post-effective registration statement amendment removing from registration with the SEC all remaining registered but unissued and unsold common shares under the Equity Plan. The Company does not currently anticipate further use of the Equity Plan.

Compensation of Directors

Director Compensation Program

Prior to their resignations in July 2022, the Company's non-management directors were compensated in the form of an annual cash retainer and periodic equity awards. Non-management directors received an annual cash retainer of $50,000, which was paid quarterly in arrears. Upon election to the Board at the 2021 Annual Meeting of Shareholders, each non-management Director received an award of 5,397 of the Company's common shares, which award was fully vested and had a market value of approximately $100,000 based on the trailing ten-day average closing price of the Company's common shares on May 12, 2021. These equity awards aligned the compensation interests of the Company's non-management directors with the investment interests of the Company's shareholders. Non-management directors did not receive any equity awards in 2022 as a result of the advanced stage of the Company’s disposition program.

Prior to their resignations in July 2022, non-management directors were also paid fees for service on committees as set forth below and for service as the Chairman of the Board, as applicable. The director who served as the Chairman of the Board received an annual fee of $50,000 in addition to the fees paid to all non-management directors for service on the Board. Fees were paid to committee members, the respective committee chairs and the Chairman of the Board in quarterly installments in the form of cash. Each director was also reimbursed for expenses incurred in attending meetings because the Company viewed meeting attendance as integrally and directly related to the performance of the directors’ duties.

	Annual Fee
Committee	Chair ($)	Non-Chair Member ($)
Audit Committee	30,000	15,000
Compensation Committee	15,000	7,500
Nominating and Corporate Governance Committee	12,500	6,750
Executive Committee	50,000	25,000

Each participating non-management director was also paid a fee of $1,500 for each meeting of the Board that he attended commencing with the ninth meeting per year and for each committee meeting he attended commencing with the seventh meeting of the Audit Committee, the fifth meeting of the Nominating and Corporate Governance Committee, the fifth meeting of the Compensation Committee and the 19th meeting of the Executive Committee, as applicable, per year. No such meeting fees were paid in 2022.

Notwithstanding the foregoing, the Company’s directors who are executive officers of the Company or employees of the Manager, including Messrs. Fennerty and Lukes and Ms. Vesy, are not paid any compensation by the Company for their services as the Company's directors.

2022 Director Compensation

In accordance with the compensation program described above, the non-management directors received the following compensation for 2022:

Name	Fees Earned or Paid in Cash ($)	Total ($)
Gary N. Boston	56,250	56,250
Henrie W. Koetter	28,375	28,375
Scott D. Roulston	90,000	90,000
Barry A. Sholem	37,170	37,170

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company's common shares as of February 15, 2023, except as otherwise disclosed in the notes below, by (1) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding common shares based on a review of filings with the SEC, (2) the Company's named executive officers and directors, and (3) the Company's current executive officers and Directors, as a group. Except as otherwise described in the following notes, the following beneficial owners have sole voting power and sole investment power with respect to all common shares set forth opposite their respective names.

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Shares	Percentage Ownership (%)(1)
Katharina Otto-Bernstein(2)	3,349,471	15.9%
Ursa Fund Management LLC(3)	2,168,434	10.3%
Alluvial Capital Management, LLC(4)	1,671,555	7.9%
David R. Lukes	—	*
Conor M. Fennerty	62	*
Christa A. Vesy	492	*
All current executive officers and directors as a group (3 persons)	554	*

* Less than 1%

(1)
Percentages calculated based on 21,117,150 of the Company's common shares outstanding on February 15, 2023.
(2)
According to a Form 4 filed with the SEC on September 22, 2022 and a report on Schedule 13G filed with the SEC on September 30, 2021, Katharina Otto-Bernstein was the beneficial owner of, and had sole voting and sole dispositive power over, 3,349,471 common shares. The address for this reporting person is c/o KG CURA Vermögensverwaltung G.m.b.H. & Co., Saseler Damm 39 a, 22395 Hamburg, Germany.
(3)
According to a report on Schedule 13G filed with the SEC on July 7, 2022 by Ursa Fund Management LLC (“Ursa Fund Management”), Ursa Fund Partners LP (“Ursa Fund Partners”), Investment Opportunities 14 Segregated Portfolio (“Investment Opportunities” and, together with Ursa Fund Partners, the “Funds”), Andrew Hahn and Russell Douglas. According to the report, Ursa Fund Management is the beneficial owner of, and has shared voting and shared dispositive power over, 2,168,434 common shares; Ursa Fund Partners is the beneficial owner of, and has shared voting and shared dispositive power over, 1,122,610 common shares; Investment Opportunities is the beneficial owner of, and has shared voting and shared dispositive power over, 1,045,824 common shares. Each of Andrew Hahn and Russell Douglas is the beneficial owner of, and has shared voting and shared dispositive power over, 2,168,434 common shares. Mr. Hahn and Mr. Douglas are the managing members of Ursa Fund Management and, as a result, possess the power to vote and dispose or direct the disposition of all the shares beneficially owned by Ursa Fund Management as investment manager to the Funds. The address for each of these reporting persons is 51 Moraga Way, Suite 8, Orinda, CA 94563.
(4)
According to a report on Schedule 13G filed with the SEC on January 4, 2023 by Alluvia Capital Management, LLC, Alluvia Capital Management, LLC is the beneficial owner of, and has sole voting power and sole dispositive power over, 1,671,555 common shares. The address for this reporting person is 816 Thorn Street, Sewickley, PA 15143.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth the number of securities issued and outstanding under existing equity compensation plans, as of December 31, 2022:

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a summary of transactions that occurred or were in effect after January 1, 2022 to which the Company has been a party in which the amount involved exceeded $120,000 and in which any of the Company's executive officers, directors or beneficial holders of more than 5% of the Company's capital stock had or will have a direct or indirect material interest.

Management Agreements

The Company is externally managed by the Manager and the Company's executive officers are employed by (and in the case of Mr. Lukes, serve as a director of) the Manager. On December 16, 2021, in recognition of the sale of substantially all of the Company’s properties and in contemplation of the winding up of the Company's business, the Company entered into the New Management Agreement with the Manager, which became effective on January 1, 2022. This agreement effectively replaced and superseded the original Management Agreement and the management and leasing agreements entered into with the Manager in 2018.

The New Management Agreement will be in effect until June 30, 2027, on which date the Company’s existence will terminate in accordance with Ohio law. In addition, either the Company or the Manager may terminate the New Management Agreement prior to the expiry of the term (i) for convenience and without penalty upon 90 days’ prior notice to the other party or (ii) without penalty, upon written notice to the other party if the other party, its agents or its assignees breaches any material provision of the New Management Agreement and such material breach continues for a period of ten business days after written notice of the breach.

Duties of the Manager

Pursuant to the terms of the New Management Agreement and subject to the supervision and discretionary limits established by the Board, the Manager’s responsibilities in 2022 included:

•
taking all actions deemed necessary and desirable for the leasing, care, protection, security, operation, maintenance and repair of the Company’s last real estate investment, Crossroads Center, prior to its sale in April 2022;
•
providing daily management for the Company and performing and supervising the various administrative functions necessary for the Company’s operations;
•
marketing the Company’s final real estate investment for sale and consummating its disposition;
•
administering the winding up of the business and affairs of the Company, including causing the Company to file a certificate of dissolution with the Secretary of State of the State of Ohio in June 2022;

•
administering the reserve fund established by the Company with proceeds from its final asset sales for the purpose of satisfying and discharging projected expenses and any unknown or contingent claims, debts or obligations that might arise during the five-year period subsequent to the filing of the certificate of dissolution;
•
investigating, selecting and, on behalf of the Company, engaging and supervising such third parties as the Manager deemed necessary in connection with the performance of its obligations and responsibilities;
•
assisting the Board in the formulation and implementation of the Company’s financial policies;
•
maintaining the Company’s accounting, tax, audit, regulatory and other records and assisting the Company in filing all reports required to be filed by it with any applicable regulatory agency or stock exchange;
•
performing internal audits of the Company’s financial statements and internal controls over financial reporting;
•
generating the Company’s consolidated corporate budget and consolidated property-level budget;
•
making reports to the Board on the operations of the Company, including reports with respect to potential conflicts of interest involving the Manager or any of its affiliates;
•
providing the Company with all necessary cash management services;
•
performing investor relations and shareholder communication functions for the Company and assisting with logistics related to meetings of the Board and
•
rendering such other services as may be reasonably determined by the Board consistent with the terms and conditions of the New Management Agreement.

Management Fees and Expense Reimbursements

The following table sets forth the various fees and expenses paid to the Manager for the year ended December 31, 2022 (in thousands):

2022
Asset management fees	$500
Incentive fee	500
Property management fees	88
Disposition fees	385
Leasing commissions	7
Maintenance services and other	7
Legal fees	38
Total	$1,525

Effective January 1, 2022, pursuant to the terms of the New Management Agreement, the Company will pay the Manager an asset management fee for services rendered in connection with corporate management of the Company in an aggregate amount of (i) $500,000 for calendar year 2022, (ii) $300,000 per annum commencing on January 1, 2023 until the end of the calendar quarter in which the Company’s shares are deregistered under the Exchange Act and/or the Company’s reporting obligations under the Exchange Act are suspended or terminated, and (iii) $100,000 per annum, commencing from the calendar quarter immediately following the calendar quarter in which the Company’s shares are deregistered under the Exchange Act and/or the Company’s reporting obligations under the Exchange Act are suspended or terminated until the expiry of the term of the New Management Agreement or earlier termination thereof. In addition, prior to the sale of the Company’s last property, Crossroads Center, the Company paid the Manager a monthly property management fee equal to $22,000 per month. With respect to Crossroads Center, the New Management Agreement also provided for payments to the Manager of: leasing commissions of $4.00 per square foot for the initial lease term and $2.00 per square foot in connection with each negotiated renewal or extension; 1.0% of the gross sale price in connection with any sale; and costs and expenses incurred by the Manager in connection with construction and tenant coordination services. In April 2022, in accordance with the terms of the New Management Agreement, the Company paid SITE Centers a $385,000 disposition fee for the sale of Crossroads Center and a $500,000 incentive payment in recognition of the successful completion of the Company's disposition program (including the sale of Crossroads Center).

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

Liability and Indemnification

The Manager maintains a contractual, as opposed to a fiduciary, relationship with the Company. Under the New Management Agreement, the Company is required to indemnify the Manager and pay or reimburse expenses in advance of final resolution of a proceeding with respect to certain of the Manager’s acts or omissions.

Agreements Relating to the Company's Separation from the Manager

The Company entered into a Separation and Distribution Agreement, dated as of July 1, 2018 (the “Separation and Distribution Agreement”), with the Manager, which identified the assets transferred, liabilities assumed and contracts assigned to the Company in connection with the Company's separation from the Manager. Except as expressly set forth in the Separation and Distribution Agreement or any other transaction agreements, all assets were transferred on an “as is, where is” basis and the Company bears the economic and legal risks associated with the transferred assets.

The Company also entered into a Tax Matters Agreement, dated as of July 1, 2018 (the “Tax Matters Agreement”), with the Manager, which governs the rights, responsibilities and obligations of the Company and the Manager following the Company's separation from the Manager with respect to various tax matters, including the obligations of the Company and the Manager to maintain their qualification as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). The Tax Matters Agreement also provides for the allocation between the Company and the Manager of the Manager’s tax-related assets, liabilities and obligations attributable to periods prior to the separation of the Company from the Manager.

Indemnification Agreements with Directors and Executive Officers

The Company has entered into indemnification agreements with each of the Company's directors and executive officers. Each indemnification agreement provides that, subject to limited exceptions, among other things, the Company will indemnify the director or executive officer to the fullest extent permitted by law for claims arising in his or her capacity as the Company's director or officer.

Policy Regarding Related-Party Transactions

The Company's Code of Business Conduct and Ethics also includes a policy regarding the review and approval of related-party transactions. A proposed transaction between the Company and certain parties enumerated in the policy, including individuals affiliated with the Manager, must be submitted to the Company's Corporate Compliance Officer. The relationship of the parties and the terms of the proposed transaction, among other things, are reviewed by the Company's Corporate Compliance Officer to determine if the proposed transaction would constitute a material related-party transaction. All material related-party transactions, whether or not those transactions must be disclosed under federal securities laws, are subject to prior approval by the Board pursuant to the policy.

Director Independence

Although the Company is no longer a listed issuer, the Board of Directors utilizes the independence definition in the applicable NYSE listing standards. As of December 31, 2022, the Company’s Board of Directors was comprised exclusively of executive officers of the Company.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to PricewaterhouseCoopers LLP

The following table presents fees for services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
Type of Fees	2022	2021
Audit Fees(1)	$163,000	$601,953
Audit-related fees(2)	—	120,000
Tax fees(3)	299,735	373,960
All other fees(4)	972	972
Total	$463,707	$1,096,885
(1)
Audit fees consisted principally of fees for the audit of the Company's financial statements.
(2)
Audit-related fees consisted of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under “Audit Fees.” In 2021, audit-related fees consisted solely of fees billed to audit the separate Puerto Rico entities, as required by the Puerto Rico Department of Treasury.

(3)
Tax fees consisted of fees billed for professional services rendered for tax compliance and tax consulting services. The fees for the tax compliance services were $291,120 and $348,380 for 2022 and 2021, respectively.
(4)
All other fees consisted of fees billed for software licensing fees.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee had a policy for the pre-approval of audit and permissible non-audit services provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Audit Committee pre-approves specifically described audit and permissible non-audit services, and periodically grants general pre-approval of categories of audit and permissible non-audit services up to specified cost thresholds. Any services exceeding pre-approved cost levels must be specifically pre-approved by the Audit Committee. All of the services rendered by PricewaterhouseCoopers LLP under the categories “Audit-related fees,” “Tax fees,” and “All other fees” described above were pre-approved by the Audit Committee.

Auditor Independence

The Audit Committee believes that the non-audit services provided by PricewaterhouseCoopers LLP are compatible with maintaining PricewaterhouseCoopers LLP’s independence.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)
1. Financial Statements

The following documents are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Net Assets

Consolidated Balance Sheet

Consolidated Statement of Changes in Net Assets

Consolidated Statements of Operations and Comprehensive Income (Loss)

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

III — Real Estate and Accumulated Depreciation at April 30, 2022

Schedules not listed above have been omitted because they are not applicable or because the information required to be set forth therein is included in the Company’s consolidated financial statements or notes thereto.

Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this report:

Form 10-K Exhibit No.	Description	Filed or Furnished Herewith or Incorporated Herein by Reference
2.1	Separation and Distribution Agreement, dated July 1, 2018, by and between DDR Corp. (n/k/a SITE Centers Corp.) and the Company	Current Report on Form 8-K (Filed with the SEC on July 2, 2018; File No. 001-38517)
3.1	Second Amended and Restated Articles of Incorporation of the Company, as amended by Amendment No. 1 to the Second Amended and Restated Articles of Incorporation	Quarterly Report on Form 10-Q (Filed with the SEC on August 3, 2021; File No. 001-38517)
3.2	Amended and Restated Code of Regulations of the Company	Quarterly Report on Form 10-Q (Filed with the SEC on July 29, 2022; File No. 001-38517)
4.1	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	Annual Report on Form 10-K (Filed with the SEC on March 2, 2020; File No. 001-38517)
10.1	External Management Agreement, dated December 16, 2021, by and between the Company, DDR Crossroads Center LLC, DDR Property Management LLC and DDR Asset Management LLC	Current Report on Form 8-K (Filed with the SEC on December 20, 2021; File No. 001-38517)
10.2	Tax Matters Agreement, dated July 1, 2018, by and between DDR Corp. (n/k/a SITE Centers Corp.) and the Company	Current Report on Form 8-K (Filed with the SEC on July 2, 2018; File No. 001-38517)
10.3	Waiver Agreement, dated July 1, 2018, by and between Mr. Alexander Otto and the Company	Current Report on Form 8-K (Filed with the SEC on July 2, 2018; File No. 001-38517)
10.4	Retail Value Inc. 2018 Equity and Incentive Compensation Plan*	Registration Statement on Form 10 (Filed with the SEC on June 4, 2018; File No. 001-38517)
10.5	Form of Director and Officer Indemnification Agreement*	Current Report on Form 8-K (Filed with the SEC on July 2, 2018; File No. 001-38517)
21.1	List of Subsidiaries	Submitted electronically herewit

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Submitted electronically herewith
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

Submitted electronically herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 has been formatted in Inline XBRL.	Submitted electronically herewith
* Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

Item 16. FORM 10-K SUMMARY

None.

Retail Value Inc.

INDEX TO FINANCIAL STATEMENTS

Financial Statements:	Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 238)	F-2
Consolidated Statement of Net Assets at December 31, 2022 (Liquidation Basis)	F-3
Consolidated Balance Sheet at December 31, 2021 (Going Concern Basis)	F-4
Consolidated Statement of Changes in Net Assets for the period from May 1, 2022 through December 31, 2022 (Liquidation Basis)	F-5
Consolidated Statements of Operations and Comprehensive Income (Loss) for the four months ended April 30, 2022 and the years ended December 31, 2021 and 2020 (Going Concern Basis)	F-6
Consolidated Statements of Equity for the four months Ended April 30, 2022 and for the years ended December 31, 2021 and 2020 (Going Concern Basis)	F-7
Consolidated Statements of Cash Flows for the four months ended April 30, 2022 and the years ended December 31, 2021 and 2020 (Going Concern Basis)	F-8
Notes to Consolidated Financial Statements	F-9

Financial Statement Schedules:
II — Valuation and Qualifying Accounts and Reserves for the period from January 1, 2022 to April 30, 2022 and for the years ended December 31, 2021 and 2020	F-21
III — Real Estate and Accumulated Depreciation for the four months ended April 30, 2022 and for the years ended December 31, 2021 and 2020	F-22

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Retail Value Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Retail Value Inc. and its subsidiaries (the “Company”) as of December 31, 2021 (going-concern basis), and the related consolidated statements of operations and comprehensive income (loss), of equity and of cash flows for each of the two years in the period ended December 31, 2021 and for the period from January 1, 2022 to April 30, 2022 (going-concern basis), and audited the consolidated statement of net assets as of December 31, 2022 (liquidation basis), and the related consolidated statement of changes in net assets for the period from May 1, 2022 to December 31, 2022 (liquidation basis), including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 and for the period from January 1, 2022 to April 30, 2022 (going-concern basis), its net assets as of December 31, 2022 (liquidation basis), and the changes in its net assets for the period from May 1, 2022 to December 31, 2022 (liquidation basis) in conformity with accounting principles generally accepted in the United States of America applied on the bases described below.

Basis of Accounting

As discussed in Note 1 to the consolidated financial statements, in connection with the sale of the Company’s last property, on April 12, 2022, the Company adopted the liquidation basis of accounting, in accordance with U.S. GAAP, effective May 1, 2022, which was the beginning of the fiscal month after the sale date.

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

PricewaterhouseCoopers LLP

Cleveland, Ohio

February 24, 2023

We have served as the Company's auditor since 2017.

Retail Value Inc.

CONSOLIDATED STATEMENT OF NET ASSETS

(Liquidation Basis)

(In thousands)

December 31, 2022
Assets
Cash and cash equivalents	$9,098
Accounts receivable, net	51
Total assets	$9,149
Liabilities
Liability for estimated wind-up expenses	$2,951
Accounts payable and other liabilities	378
Total liabilities	3,329
Commitments and contingencies (Note 1)
Net assets in liquidation	$5,820

The accompanying notes are an integral part of these consolidated financial statements.

Retail Value Inc.

CONSOLIDATED BALANCE SHEET

(Going-Concern Basis)

(In thousands, except share amounts)

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

Retail Value Inc.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(Liquidation Basis)

(In thousands)

Period from May 1, 2022
through
December 31, 2022
Net assets in liquidation, beginning of period	$35,636
Remeasurement of assets and liabilities	1,226
Distributions to common shareholders	(31,042)
Net assets in liquidation, end of period	$5,820

The accompanying notes are an integral part of these consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Going-Concern Basis)

(In thousands, except per share amounts)

	Four Months
	Ended April 30,	For the Year Ended December 31,
	2022	2021	2020
Revenues from operations:
Rental income	$2,653	$55,603	$80,692
Other income	2	55	45
	2,655	55,658	80,737
Rental operation expenses:
Operating and maintenance	384	7,286	11,460
Real estate taxes	48	8,966	15,957
Property and asset management fees	755	5,906	8,529
Impairment charges	—	1,573	54,370
General and administrative	829	3,577	3,612
Depreciation and amortization	675	17,217	28,395
	2,691	44,525	122,323
Other income (expense):
Interest expense, net	—	(7,899)	(18,334)
Debt extinguishment costs	—	(6,307)	(5,873)
Gain on disposition of real estate, net	16,961	29,596	23,710
	16,961	15,390	(497)
Income (loss) before tax expense	16,925	26,523	(42,083)
Tax expense	(49)	(148)	(858)
Income (loss) from continuing operations	16,876	26,375	(42,941)
Income (loss) from discontinued operations	764	(44,074)	(50,613)
Net income (loss)	$17,640	$(17,699)	$(93,554)
Comprehensive income (loss)	$17,640	$(17,699)	$(93,554)

Basic and diluted earnings per share data:
Income (loss) from continuing operations	$0.80	$1.25	$(2.17)
Income (loss) from discontinued operations	0.04	(2.09)	(2.55)
Net income (loss)	$0.84	$(0.84)	$(4.72)

The accompanying notes are an integral part of these consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(Going-Concern Basis)

(In thousands)

	Common Shares
	Shares	Amounts	Additional Paid-in Capital	Accumulated Distributions in Excess of Net (Loss) Income	Treasury Stock at Cost	Total
Balance, December 31, 2019	19,052	$1,905	$692,871	$(6,857)	$(16)	$687,903
Issuance of common shares related to stock dividend and stock plan	777	78	28,363	—	16	28,457
Repurchase of common shares	—	—	—	—	(3)	(3)
Dividends declared	—	—	—	(23,017)	—	(23,017)
Net loss	—	—	—	(93,554)	—	(93,554)
Balance, December 31, 2020	19,829	1,983	721,234	(123,428)	(3)	599,786
Issuance of common shares related to stock dividend and stock plan	1,289	129	19,283	—	(10)	19,402
Dividends declared	—	—	—	(534,475)	—	(534,475)
Net loss	—	—	—	(17,699)	—	(17,699)
Balance, December 31, 2021	21,118	2,112	740,517	(675,602)	(13)	67,014
Dividends declared	—	—	—	(44,980)	—	(44,980)
Net income	—	—	—	17,640	—	17,640
Balance, April 30, 2022	21,118	$2,112	$740,517	$(702,942)	$(13)	$39,674

The accompanying notes are an integral part of these consolidated financial statements.

Retail Value Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Going-Concern Basis)

(In thousands)

	Four Months
	Ended April 30,	For the Year Ended December 31,
	2022	2021	2020
Cash flow from operating activities:
Net income (loss)	$17,640	$(17,699)	$(93,554)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	675	33,720	57,053
Amortization and write-off of above- and below-market leases, net	—	(676)	(1,092)
Amortization and write-off of debt issuance costs	—	9,800	8,878
Gain on disposition of real estate, net	(16,965)	(54,542)	(22,800)
Impairment charges	—	82,633	115,525
Assumption of buildings due to ground lease terminations	—	(2,660)	—
Net change in accounts receivable	1,862	10,467	(4,026)
Net change in accounts payable and other liabilities	(1,279)	(9,066)	(5,998)
Net change in other operating assets	1,166	9,764	(2,328)
Total adjustments	(14,541)	79,440	145,212
Net cash flow provided by operating activities	3,099	61,741	51,658
Cash flow from investing activities:
Real estate improvements to operating real estate	(864)	(10,715)	(22,881)
Proceeds from disposition of real estate	37,060	902,728	291,816
Net cash flow provided by investing activities	36,196	892,013	268,935
Cash flow from financing activities:
Repayment of mortgage debt, including repayment costs	—	(354,202)	(320,128)
Payment of debt issuance costs	—	(74)	—
Dividend paid on redeemable preferred equity	—	(190,000)	—
Dividends paid	(69,053)	(469,803)	(10,970)
Net cash flow used for financing activities	(69,053)	(1,014,079)	(331,098)

Net decrease in cash, cash equivalents and restricted cash	(29,758)	(60,325)	(10,505)
Cash, cash equivalents and restricted cash, beginning of period	112,463	172,788	183,293
Cash, cash equivalents and restricted cash, end of period	$82,705	$112,463	$172,788

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Business

Retail Value Inc. and its related consolidated real estate subsidiaries (which were merged out of existence in connection with the sale of RVI’s real estate assets) (collectively, the “Company” or “RVI”) were formed in December 2017 as a wholly-owned subsidiary of SITE Centers Corp. ("SITE Centers" or the "Manager”). On July 1, 2018, the date of its separation from SITE Centers into a separate publicly traded company, the Company owned and operated a portfolio of 48 retail shopping centers, comprised of 36 continental U.S. assets and 12 Puerto Rico assets. On April 12, 2022, RVI completed the sale of its last real estate asset and no longer owns an interest in any real property.

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

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), including liquidation accounting discussed below, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the year. Subsequent to the adoption of the liquidation basis of accounting, the Company is required to estimate all costs expected to be incurred through the end of liquidation, including the estimated amount of cash the Company expects to collect on its remaining receivables. Actual results could differ from those estimates.

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

Income Taxes

Through December 31, 2022, the Company had made an election to qualify, and believed it had operated so as to qualify, as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. Accordingly, the Company generally should not be subject to federal income tax, provided that it makes distributions to its shareholders equal to at least 90% of its REIT taxable income as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and satisfied certain other requirements. Effective January 1, 2023, the Company elected to surrender its REIT status in connection with the ongoing wind-up of its operations and in recognition that the nature of the Company’s remaining operations makes future compliance with REIT requirements impracticable.

In the normal course of business, the Company, or one or more of its subsidiaries, is subject to examination by federal, state, commonwealth and local tax jurisdictions in which it operates where applicable. For the year ended December 31, 2022, the Company recognized no material adjustments regarding its tax accounting treatment for uncertain tax provisions. As of December 31, 2022, the tax years that remain subject to examination by the major tax jurisdictions under applicable statutes of limitations are the year 2019 and forward.

Legal Matters

The Company is subject to a variety of legal actions for personal injury with respect to its former properties, most of which are covered by insurance. While the resolution of matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s liquidity, financial position or results of operations.

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

The Company accrued expenses that it expects to incur as it carries out its liquidation activities to the extent it has a reasonable basis for estimation. The Company expects to incur general and administrative expenses associated with the winding up and dissolution of the Company (i.e., fees to SITE Centers under the New Management Agreement, professional fees (auditing and legal expenses), insurance premiums, vendor expenses and costs to resolve and streamline the Company’s subsidiaries and corporate structure.) Actual expense incurred may differ from amounts reflected in the financial statements due to the inherent uncertainty in estimating future events. These differences could be material (Note 3). Actual costs incurred but unpaid as of December 31, 2022, are included in Accounts Payable and Other Liabilities in the Consolidated Statement of Net Assets. Other changes in estimates of receivables or liabilities are recorded as Remeasurement of Assets and Liabilities in the Consolidated Statement of Changes in Net Assets.

As a result of the change to the liquidation basis of accounting, the Company no longer presents a Consolidated Balance Sheet, a Consolidated Statement of Operations and Comprehensive Income, a Consolidated Statement of Equity or a Consolidated Statement of Cash Flows. These statements are only presented for prior periods.

Accounts Receivable

In connection with the transition to the liquidation basis of accounting, the Company adjusted the expected amount to be collected from its accounts receivable by $0.9 million (Note 4). Accounts receivable are presented at their expected collectable amount. The estimate of collectability of outstanding receivables requires judgment and complex and extensive assumptions. The Company reviews its outstanding accounts receivable individually by tenant account for collectability and considers assumptions such as the terms of the underlying lease, litigation status and former business segment (i.e., continental U.S. vs. Puerto Rico). Smaller individual balances and ancillary income accounts are generally expected to be collected at a rate of 30% and 10% of the outstanding amount, respectively. While the Company is working to maximize payment, collection of past due amounts is not guaranteed.

Distributions

The amount and timing of distributions to shareholders involve risks and uncertainties. Accordingly, it is not possible to predict the timing and aggregate amount that will ultimately be distributed to shareholders and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statement of Net Assets.

Pre-Liquidation Basis of Accounting

Principles of Consolidation

The consolidated financial statements include the results of the Company and all entities in which the Company had a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounts Receivable

The Company made estimates of the collectability of its accounts receivable related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. Rental income was reduced for amounts the Company believed were not probable of being collected. The Company analyzed tenant credit worthiness, as well as current economic trends and tenant-specific sector trends when evaluating the probability of collection of accounts receivable. In evaluating tenant credit worthiness, the Company’s assessment may include a review of payment history, tenant sales performance and financial position. For larger national tenants, the Company also evaluated projected liquidity, as well as the tenant’s access to capital and the overall health of the particular sector. In addition, with respect to tenants in bankruptcy, the Company made estimates of the expected recovery of pre-petition and post-petition claims in assessing the probability of collection of the related receivable. The time to resolve these claims may have exceeded one year. These estimates have a direct impact on the Company’s earnings because once the amount is considered not probable of being collected, earnings are reduced by a corresponding amount until the receivable is collected.

Accounts receivable exclude estimated amounts not probable of being collected, including contract disputes, of $0.6 million at December 31, 2021.

Disposition of Real Estate

Sales of nonfinancial assets, such as real estate, are recognized when control of the asset transfers to the buyer, which occurs when the buyer has the ability to direct the use of or obtain substantially all of the remaining benefits from the asset. This generally occurs when the transaction closes and consideration is exchanged for control of the asset.

A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift of the Company’s geographical concentration and business. The disposition of all of the Company’s Puerto Rico properties qualified for discontinued operations presentation. The sale of individual continental U.S. properties did not qualify for discontinued operations presentation, and thus, the results of the continental U.S. properties remain in Income from Continuing Operations, and any associated gains or losses from the disposition are included in Gain on Disposition of Real Estate.

Revenue Recognition

For the real estate industry, leasing transactions are not within the scope of the standard. A majority of the Company’s tenant-related revenue was recognized pursuant to lease agreement and is governed by the leasing guidance.

Rental Income

Rental Income on the consolidated statements of operations includes contractual lease payments that generally consist of the following:

•
Fixed-lease payments, which include fixed payments associated with expense reimbursements from tenants for common area maintenance, taxes and insurance from tenants in shopping centers and were recognized on a straight-line basis over the non-cancelable term of the lease, which generally ranges from one month to 30 years, and include the effects of applicable rent steps and abatements.
•
Variable lease payments, which include percentage and overage income, recognized after a tenant’s reported sales exceeded the applicable sales breakpoint set forth in the applicable lease.
•
Variable lease payments associated with expense reimbursements from tenants for common area maintenance, taxes, insurance and other property operating expenses, based upon the tenant’s lease provisions, which were recognized in the period the related expenses were incurred.
•
Lease termination payments, which were recognized upon the effective termination of a tenant’s lease when the Company has no further obligations under the lease.
•
Ancillary and other property-related rental payments, primarily composed of leasing vacant space to temporary tenants, kiosk income, and parking income which were recognized in the period earned.

For those tenants where the Company was unable to assert that collection of amounts due over the lease term is probable, the Company has categorized these tenants on the cash basis of accounting. As a result, no rental income was recognized from such tenants once they were placed on the cash basis of accounting until payments are received.

Statements of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	Four Months
	Ended April 30,	For the Year Ended December 31,
	2022	2021	2020
Dividend declared, but not paid	$45.0	$69.1	$23.0
Stock dividends	—	18.6	28.1
Note receivable related to disposition of shopping center	—	—	3.0
Assumption of buildings due to ground lease terminations (discontinued operations)	—	2.7	—
Accounts payable related to construction in progress (continuing operations)	—	—	0.1
Accounts payable related to construction in progress (discontinued operations)	—	—	2.8

Real Estate

Real estate assets are stated at cost less accumulated depreciation. Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the real estate assets as follows:

Buildings	Useful lives, ranging from 20 to 31.5 years
Building improvements and fixtures	Useful lives, ranging from 3 to 20 years
Tenant improvements	Shorter of economic life or lease terms

Useful lives of depreciable real estate assets were assessed periodically and account for any revisions, which are not material for the periods presented. Expenditures for maintenance and repairs were charged to operations as incurred. Significant expenditures that improve or extend the life of the asset were capitalized.

Real Estate Impairment Assessment

Individual real estate assets and intangibles were reviewed for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment indicators are primarily related to changes in estimated hold periods and significant decreases in projected cash flows including estimated fair value; however, other impairment indicators could occur. An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value. The determination of anticipated undiscounted cash flows is inherently subjective, requiring significant estimates made by management, and considers the most likely expected course of action at the balance sheet date based on current plans, intended holding periods and available market information. Aggregate impairment charges, including those classified within discontinued operations, related to real estate assets were $82.6 million and $115.5 million for the years ended December 31, 2021 and 2020, respectively (Note 8).

Interest and Real Estate Taxes

Interest paid on the Company’s mortgage indebtedness for the years ended December 31, 2021 and 2020, aggregated $8.8 million and $20.6 million, respectively.

Interest and real estate taxes incurred relating to the construction, expansion or redevelopment of shopping centers were capitalized and depreciated over the estimated useful life of the building. The Company ceased the capitalization of these costs when construction activities were substantially completed and the property was available for occupancy by tenants. The Company ceased the capitalization of interest when the mortgage loan was repaid in full. If the Company suspended substantially all activities related to development of a qualifying asset, the Company ceased capitalization of interest and taxes until activities were resumed.

In connection with the sale of the Company’s remaining Puerto Rico properties in the third quarter of 2021, the Company fully repaid the entire balance of its mortgage loan. Accordingly, the lender released all remaining collateral and restricted cash balances. The Company had no mortgage debt outstanding at December 31, 2021.

Treasury Shares

The Company’s share repurchases were reflected as treasury shares utilizing the cost method of accounting and are presented as a reduction to consolidated shareholders’ equity.

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

ROU assets represented the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments that arose from the lease. Operating lease ROU assets and liabilities were recognized at the commencement date based on the present value of lease payments over the term of the lease. Lease expense for lease payments were recognized on a straight-line basis over the lease term.

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

2. Revenue Recognition

Impact of COVID-19 Pandemic on Revenue and Receivables

Beginning in March 2020, the retail sector within the continental U.S. and Puerto Rico was significantly impacted by the COVID-19 pandemic. The COVID-19 pandemic had a significant impact on the Company’s collection of rents from April 2020 through the end of 2020. The Company's tenants have repaid deferred rents relating to prior periods.

During the year ended December 31, 2021, the Company recorded net uncollectible revenue, which resulted in rental income of $5.1 million, primarily related to contractual rents paid by tenants on the cash basis of accounting (including rent deferrals) that were contractually due in 2020. For the year ended December 31, 2020, tenants on the cash basis of accounting and other related reserves resulted in a reduction of rental income of $16.6 million. In 2020, these amounts also include reductions in contractual rental payments due from tenants as compared to pre-modification payments due to the impact of lease modifications, with a partial increase in straight-line rent to offset a portion of the impact on net income.

3. Liability for Estimated Wind-Up Expenses in Excess of Estimated Income During Liquidation

The liquidation basis of accounting requires the Company to estimate net cash flows primarily from the collection of receivables and to accrue all costs associated with winding up the remaining operations of the Company and complying with regulatory requirements (when such costs can be reasonably estimated). As the basis for such estimates, in accordance with Ohio law, the Company expects to continue to exist for a period of five years following the filing of the certificate of dissolution with the Secretary of State of the State of Ohio, which occurred on June 30, 2022 (“Liquidation Period”). The Company currently estimates that it will have enough assets to cover the expenses during the Liquidation Period. These amounts can vary significantly due to, among other things, the timing and amounts of accounts receivable collected and contingent liabilities paid and the costs associated with the winding up of the Company. Certain of these amounts, including costs associated with the Company’s current requirement to comply with the applicable reporting requirements of the Exchange Act, are estimated and are anticipated to be paid out over the Liquidation Period.

Upon transition to the liquidation basis of accounting on May 1, 2022, the Company accrued $4.9 million of estimated general and administrative expenses expected to be incurred and paid out during the Liquidation Period (Note 4).

In addition, the Company did not record any liability for potential breach of representation claims related to the sale agreement governing the Company's final real estate disposition. This potential liability was capped at approximately $0.8 million. The survival period for this contingent liability expired in January 2023 and no payments were made.

The decrease in net assets in liquidation for the period May 1, 2022 through December 31, 2022, was primarily due to the payment of common share dividends to shareholders of $31.0 million and the payment of additional expenses associated with the wind-up of the Company's operations partially offset by payments received that were in excess of estimated receivables or were not anticipated.

The change in the liability for estimated costs during the Liquidation Period as of December 31, 2022 is as follows (in thousands):

Period from May 1, 2022
through
December 31, 2022
General and administrative expenses, beginning of period	$5,671
Payments	(2,893)
Remeasurement of wind-up expenses	173
General and administrative expenses, end of period	$2,951

4. Net Assets in Liquidation

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

5. Other Assets and Intangibles

Other Assets consisted of the following (in thousands):

December 31, 2021
Operating lease ROU assets	$1,098
Note receivable(A)	3,000
Other assets:
Prepaid expenses	511
Other assets	109
Total other assets	$4,718

(A) Repaid in accordance with its terms in 2022.

Above-market leases, including those classified within discontinued operations, were recorded as contra revenue of $0.2 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively. Revenue was recorded for below-market leases, including those classified within discontinued operations, of $0.9 million and $1.4 million for the years ended December 31, 2021 and 2020, respectively. These items are included in Rental Income within the consolidated statements of operations (excluding activity associated with discontinued operations). Amortization expense related to the Company's intangibles, including those classified within discontinued operations and excluding above- and below-market leases, was $1.1 million and $2.8 million for the years ended December 31, 2021 and 2020, respectively.

6. Leases

Operating lease expenses, including straight-line expense, included in Operating and Maintenance Expense for the Company’s ground leases, aggregated $0.1 million, $0.3 million and $0.4 million for the four months ended April 30, 2022 and the years ended December 31, 2021 and 2020, respectively.

The operating lease ROU asset and operating lease liability included in the Company’s consolidated balance sheet as of December 31, 2021 were $1.1 million and $2.1 million, respectively. The one operating lease at December 31, 2021 had a weighted-average remaining lease term of 11.9 years and a weighted-average discount rate of 6.9%. The cash paid for amounts included in the measurement for operating cash flows from lease liabilities was $0.1 million and $0.2 million for the four months ended April 30, 2022 and the year ended December 31, 2021, respectively.

7. Common Shares

Cash Dividends

The Board of Directors of the Company declared and paid cash dividends as follows:

Declaration Date	Paid Date	Amount Per Share	Aggregate Amount Paid (millions)
September 2022	October 2022	$0.31	$6.5
June 2022	July 2022	1.16	24.5
April 2022	May 2022	2.13	45.0
December 2021	January 2022	3.27	69.1
October 2021	October 2021	22.04	465.4
Total		$28.91	$610.5

The common share dividends listed above were on account of transactional activity and not taxable income generated in Puerto Rico, and therefore, they were not subject to the Puerto Rico withholding tax of 10%.

Stock Dividends

In November 2020 and November 2019, the Board of Directors of the Company declared dividends on the Company’s common shares, which were paid in January 2021 and January 2020, respectively, in a combination of cash and the Company’s common shares, subject to a Puerto Rico withholding tax of 10%. The aggregate amount of cash paid to shareholders was limited to 10% of the total dividend paid in January 2021 and 20% of the total dividend paid in January 2020. In accordance with 2020 guidance from the Internal Revenue Service, certain real estate investment trusts were permitted to distribute up to 90% of distributions declared prior to December 31, 2020, in stock in order to conserve capital and enhance their liquidity. The total cash paid includes the Puerto Rico withholding tax. The stock dividends were paid as follows:

	Year Paid
	2021	2020
Dividends declared per share	$1.16	$2.05
Volume-weighted average trading price per share	$14.8492	$36.7839
Common shares issued	1,253,988	763,884
Cash paid (in millions)	$4.4	$11.0

8. Impairment Charges

The Company recorded impairment charges based on the difference between the carrying value of the assets and the estimated fair market value as follows (in thousands):

	For the Year Ended December 31,
	2021	2020
Puerto Rico properties(A)	$81,060	$61,155
Continental U.S. properties(B)	1,573	54,370
Total impairment charges	$82,633	$115,525

(A)
Triggered by a change in the hold period assumptions.
(B)
Triggered by assets held for sale, indicative bids received and changes in market assumptions due to the disposition process, as well as changes in projected cash flows.

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

During the four months ended April 30, 2022, the Company recorded no impairment charges. The fair market value of real estate that was impaired was measured on a fair value basis of $467.4 million and $412.0 million at December 31, 2021 and 2020, respectively.

The Company estimated the fair value of these properties primarily based upon sales prices from indicative bids. Fair value measurements based upon indicative bids were developed by third-party sources (including offers and comparable sales values), subject to the Manager’s corroboration for reasonableness. The Company does not have access to certain unobservable inputs used by these third parties to determine these estimated values. Based on these inputs, the Company determined that its valuation of this investment was classified within Level 3 of the fair value hierarchy.

9. Discontinued Operations

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

The operating results related to the Puerto Rico segment (discontinued operations) were as follows (in thousands):

	Four Months
	Ended April 30,	For the Year Ended December 31,
	2022	2021	2020
Revenues:
Rental income	$851	$64,224	$89,033
Other income	—	—	38
	851	64,224	89,071
Rental operation expenses:
Operating and maintenance	79	19,349	29,343
Real estate taxes	—	2,827	4,795
Property and asset management fees	—	9,563	10,083
Impairment charges	—	81,060	61,155
Depreciation and amortization	—	16,503	28,658
	79	129,302	134,034
Other income (expense):
Interest expense, net	—	(2,055)	(4,408)
Debt extinguishment costs	—	(1,951)	(49)
Other income, net	—	197	251
Gain (loss) on disposition of real estate	4	24,946	(910)
	4	21,137	(5,116)
Income (loss) from discontinued operations before tax expense	776	(43,941)	(50,079)
Tax expense	(12)	(133)	(534)
Income (loss) from discontinued operations	$764	$(44,074)	$(50,613)

There were no non-cash items for the four months ended April 30, 2022. The following table summarizes cash flow data relating to discontinued operations (in thousands):

	For the Year Ended December 31,
	2021	2020
Depreciation and amortization	$16,503	$28,658
Amortization and write-off of below-market leases, net	210	316
Impairment charges	81,060	61,155
Assumption of buildings due to ground lease terminations	2,660	—
Real estate improvements to operating real estate	4,452	18,528

10. Transactions with SITE Centers

The following table presents fees and other amounts charged by SITE Centers (in thousands):

	Four Months
	Ended April 30,	For the Year Ended December 31,
	2022	2021	2020
Asset management fees(A)	$250	$6,782	$8,653
Incentive payment(B)	500	—	—
Property management fees(C)	88	8,687	9,959
Disposition fees(D)	385	9,336	3,142
Leasing commissions(E)	7	1,687	2,755
Maintenance services and other(F)	7	883	1,474
Credit facility guaranty and debt refinancing fees(G)	—	60	60
Legal fees(H)	36	455	361
	$1,273	$27,890	$26,404
(A)
In 2022, the asset management fee was based on a fixed fee. In 2021 and 2020, asset management fees were generally calculated at 0.5% per annum of the gross asset value as determined on the immediately preceding June 30 or December 31. In addition, in May 2022, the Company accrued $1.6 million of costs for the estimated amount to be paid to SITE Centers during the five-year wind-up period (See table below).
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
(E)
Leasing commissions represented fees charged for the execution of the leasing of retail space. Leasing commissions are included within Real Estate Assets on the consolidated balance sheet.
(F)
Maintenance services represented amounts charged to the properties for the allocation of compensation and other benefits of personnel directly attributable to the management of the properties. Amounts are recorded in Operating and Maintenance Expense on the consolidated statements of operations.
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
(H)
Legal fees charged for collection activity, negotiating and reviewing tenant leases and contracts for asset dispositions.

Estimated amounts payable to SITE Centers are as follows (in thousands):

Payable to SITE Centers as of May 1, 2022	$1,600
Payments made during the period	(252)
Remeasurement of wind-up expenses	2
Payable to SITE Centers as of December 31, 2022	$1,350

On December 16, 2021, the Company and certain subsidiaries of SITE Centers entered into the New Management Agreement which took effect on January 1, 2022 and compensated the Manager for property management and leasing services for Crossroads Center (prior to its sale on April 12, 2022) and compensates the Manager for corporate services in connection with the wind-up of the Company’s business. Pursuant to the terms of the New Management Agreement, the Company will pay the Manager an asset management fee for services rendered in connection with corporate management of the Company in an aggregate amount of

(i) $500,000 for calendar year 2022, (ii) $300,000 per annum commencing on January 1, 2023 until the end of the calendar quarter in which the Company’s shares are deregistered under the Securities Exchange Act of 1934 (the “Exchange Act”) and/or the Company’s reporting obligations under the Exchange Act are suspended or terminated, and (iii) $100,000 per annum, commencing from the calendar quarter immediately following the calendar quarter in which the Company’s shares are deregistered under the Exchange Act and/or the Company’s reporting obligations under the Exchange Act are suspended or terminated until the expiry of the New Management Agreement (June 30, 2027) or the earlier termination thereof. In addition, pursuant to the New Management Agreement, the Company paid the Manager a property management fee of $88,000 on account of Crossroads Center. In April 2022, in accordance with the terms of the New Management Agreement, the Company paid SITE Centers a $385,000 disposition fee for the sale of Crossroads Center and a $500,000 incentive payment in recognition of the successful completion of the Company’s disposition program (including the sale of Crossroads Center).

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

In 2020, the Company entered into two separate Amended and Restated Agreements (the "Agreement") with JDN Development Company (an affiliate of SITE Centers) in order to address the impact of the COVID-19 pandemic on the level of effort required to manage the portfolio and the property management fees for the six-month period ending December 31, 2020 and the six-month period ending June 30, 2021. Pursuant to the terms of the Company's existing property management agreements with SITE Centers in effect prior to January 1, 2022, property management fees were determined on each July 1 and January 1 based on gross property revenues received during the three-month period immediately preceding such determination date. In order to offset the impact of reduced property collection during the (related) periods, the Agreement provided that the Company was to pay JDN Development Company a monthly supplemental fee. These arrangements were only in effect through June 30, 2021. The supplemental fees are reflected in the property management fees line item in the table above.

11. Earnings Per Share

The following table provides the net income (loss) and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding and “diluted” EPS (in thousands, except per share amounts):

	Four Months
	Ended April 30,	For the Year Ended December 31,
	2022	2021	2020
Numerators – Basic and Diluted
Continuing Operations:
Net income (loss) attributable to common shareholders	$16,876	$26,375	$(42,941)
Less: Earnings attributable to unvested shares	—	—	(16)
Net income (loss) attributable to common shareholders after allocation to participating securities	16,876	26,375	(42,957)
Discontinued Operations:
Income (loss) from discontinued operations after allocation to participating securities	764	(44,074)	(50,613)
Total	$17,640	$(17,699)	$(93,570)

Denominators – Number of Shares
Basic and Diluted—Average shares outstanding	21,117	21,062	19,806

Basic and Diluted Earnings Per Share:
Income (loss) from continuing operations	$0.80	$1.25	$(2.17)
Income (loss) from discontinued operations	0.04	(2.09)	(2.55)
Total	$0.84	$(0.84)	$(4.72)

Basic average shares outstanding do not include 13,476 restricted share units issued to outside directors in consideration for their compensation that were unvested at December 31, 2020 (none in 2022 or 2021).

12. Income Taxes

The Company elected to be treated as a REIT under the Code, commencing with its taxable year ended December 31, 2018, and through December 31, 2022, maintained its status as a REIT for U.S. federal income tax purposes. To qualify as a REIT, the Company met a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its taxable income to its shareholders. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes to its shareholders. As the Company distributed sufficient taxable income for the years ended December 31, 2022, 2021 and 2020, no U.S. federal income or excise taxes were incurred. Effective January 1, 2023, the Company elected to surrender its REIT status in connection with the ongoing wind-up of its operations and in recognition that the nature of the Company’s remaining operations may make future compliance with REIT requirements impracticable.

Starting in taxable year 2023 and going forward, the Company will be subject to federal income taxes at regular corporate rates. Even though the Company qualified for taxation as a REIT for tax years through December 31, 2022, the Company was subject to certain foreign, state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. The Company also had a Taxable REIT Subsidiary (“TRS”) that was subject to federal, state and local income taxes on any taxable income generated from its operational activity which was merged into the Company in 2021.

In order to maintain its REIT status through December 31, 2022, the Company met certain income tests to ensure that its gross income consists of passive income and not income from the active conduct of a trade or business. The Company utilized its TRS to hold title to a significant number of its continental U.S. properties that had been subject to short-term sales that would otherwise have been subject to the prohibited transaction tax. In December 2021, the TRS was merged into the Company.

For the years ended December 31, 2022, 2021 and 2020, the Company made net tax payments of $0.3 million, $0.6 million and $0.3 million, respectively.

The following represents the activity of the Company’s TRS (in thousands):

	For the Year Ended December 31,
	2021	2020
Book income (loss) before income taxes	$23,018	$(17,973)
Current	$44	$593
Deferred	—	—
Total income tax expense	$44	$593

The differences between total income tax expense and the amount computed by applying the statutory income tax rate to income before taxes with respect to the Company’s TRS activity were as follows (in thousands):

	For the Year Ended December 31,
TRS	2021	2020
Statutory Rate	21%	21%
Statutory rate applied to pre-tax income (loss)	$4,834	$(3,774)
State tax expense net of federal benefit	35	469
Deferred tax impact of transferred assets	—	(12,345)
Valuation allowance increase based on transferred assets	—	12,345
Deferred tax impact from merger of TRS	57,418	—
Valuation allowance decrease from merger of TRS	(57,418)	—
Valuation allowance (decrease) increase - other deferred	(4,825)	4,416
Other	—	(518)
Total expense	$44	$593
Effective tax rate	0.19%	(3.30%)

Reconciliation of U.S. GAAP net income attributable to RVI (REIT) to taxable income (loss) is as follows (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
U.S. GAAP net income (loss) attributable to RVI	$17,640	$(17,699)	$(93,554)
Plus: Book depreciation and amortization	676	21,662	39,561
Less: Tax depreciation and amortization	(469)	(17,239)	(36,418)
Book/tax differences on losses from capital transactions	(14,857)	(341,677)	(97,567)
Deferred income	(356)	(1,245)	(4,538)
TRS equity investment	—	(23,018)	18,567
Impairment charges	—	81,060	78,555
Miscellaneous book/tax differences, net	(1,457)	(4,511)	11,384
Taxable income (loss) subject to the 90% dividend requirement	$1,177	$(302,667)	$(84,010)

For the years ended December 31, 2022, 2021 and 2020, cash dividends paid for tax purposes were equivalent to, or in excess of taxable income. Dividends paid in 2020 include stock dividends distributed under IRS Revenue Procedure 2009-15. The January 2021 stock dividend was distributed under IRS Revenue Procedure 2020-19.

13. Subsequent Events

Effective January 1, 2023, the Company elected to surrender its REIT status in connection with the ongoing wind-up of its operations and in recognition that the nature of the Company’s remaining operations may make future compliance with REIT requirements impracticable (Note 12).

SCHEDULE II

Retail Value Inc.

Valuation and Qualifying Accounts and Reserves

For the Period January 1, 2022 to April 30, 2022

and For the Years Ended December 31, 2021 and 2020

(In thousands)

	Balance at Beginning of Period	Charged to Expense	Deductions	Balance at End of Period
Period January 1, 2022 to April 30, 2022
Allowance for uncollectible accounts(A)	$584	$—	$86	$498
Year Ended December 31, 2021
Allowance for uncollectible accounts(A)	$3,431	$765	$3,612	$584
Valuation allowance for deferred tax assets	$57,718	$—	$57,718	$—
Year Ended December 31, 2020
Allowance for uncollectible accounts(A)	$3,628	$1,581	$1,778	$3,431
Valuation allowance for deferred tax assets	$40,958	$16,760	$—	$57,718
(A)
Includes allowances on accounts receivable and straight-line rents.

SCHEDULE III

Retail Value Inc.

Real Estate and Accumulated Depreciation

For the Period January 1, 2022 to April 30, 2022 and

For the Years Ended December 31, 2021 and 2020

(In thousands)

The changes in Total Real Estate Assets are as follows:

	Four Months
	Ended April 30,	For the Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$59,521	$1,565,435	$2,057,820
Improvements(A)	9	10,444	20,762
Adjustments of property carrying values	—	(82,633)	(115,525)
Disposals	(59,530)	(1,433,725)	(397,622)
Balance at end of period	$—	$59,521	$1,565,435

(A) Includes outparcels acquired through the termination of a tenant ground lease in 2021.

The changes in Accumulated Depreciation and Amortization are as follows:

	Four Months
	Ended April 30,	For the Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$36,195	$593,691	$670,509
Depreciation for the period	675	32,594	54,252
Disposals	(36,870)	(590,090)	(131,070)
Balance at end of period	$—	$36,195	$593,691

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Retail Value Inc.

	By:	/s/ David R. Lukes
David R. Lukes, Chief Executive Officer, President & Director

Date: February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of February, 2023.

/s/ David R. Lukes	Chief Executive Officer, President & Director
David R. Lukes	(Principal Executive Officer)

/s/ Christa A. Vesy	Executive Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer & Director
Christa A. Vesy	(Principal Financial & Accounting Officer)

/s/ Conor Fennerty	Executive Vice President & Director
Conor Fennerty